Form 10-Q
period 2021-09-30
Kernel Group Holdings, Inc.
filed 2021-11-15
CIK 1832950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 15, 2021, 30,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KERNEL GROUP HOLDINGS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
KERNEL GROUP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$568,040	$-
Prepaid expenses	561,397	7,291
Total current assets	1,129,437	7,291
Investments held in Trust Account	304,761,959	-
Deferred offering costs associated with the initial public offering	-	323,450
Total Assets	$305,891,396	$330,741

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity(Deficit):
Current liabilities:
Accounts payable	$838,640	$25,848
Accrued expenses	71,237	263,000
Accrued expenses - related party	16,143	-
Note payable - related party	-	40,000
Total current liabilities	926,020	328,848
Deferred underwriting commissions	10,666,250	-
Warrant liabilities	14,152,625	-
Total liabilities	25,744,895	328,848

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,475,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	304,750,000	-

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	-	-
Class B ordinary shares, $0.0001 par value;50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	762	762
Additional paid-in capital	-	24,238
Accumulated deficit	(24,604,261)	(23,107)
Total shareholders' equity (deficit)	(24,603,499)	1,893
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$305,891,396	$330,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating expenses
General and administrative expenses	$240,508	$1,703,529
Administrative fees - related party	30,000	80,000
Loss from operations	(270,508)	(1,783,529)
Other income (expenses):
Change in fair value of warrant liabilities	11,034,250	23,682,750
Loss on issuance of Private Placement Warrants	-	(5,162,500)
Offering costs associated with issuance of warrants	-	(1,259,038)
Income from investments held in Trust Account	4,682	11,959
Net income	$10,768,424	$15,489,642

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	26,567,949

Basic and diluted net income per share, Class A ordinary shares	$0.28	$0.45

Weighted average shares outstanding of Class B ordinary shares, basic	7,618,750	7,491,346

Weighted average shares outstanding of Class B ordinary shares, diluted	7,618,750	7,618,750

Basic and diluted net income per share, Class B ordinary shares	$0.28	$0.45

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,618,750	$762	$24,238	$(23,107)	$1,893
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,238)	(40,070,796)	(40,095,034)
Net loss	-	-	-	-	-	(6,694,512)	(6,694,512)
Balance - March 31, 2021 (unaudited)	-	-	7,618,750	762	-	(46,788,415)	(46,787,653)
Net income	-	-	-	-	-	11,415,730	11,415,730
Balance - June 30, 2021 (unaudited)	-	-	7,618,750	762	-	(35,372,685)	(35,371,923)
Net income	-	-	-	-	-	10,768,424	10,768,424
Balance - September 30, 2021 (unaudited)	-	$-	7,618,750	$762	$-	$(24,604,261)	$(24,603,499)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$15,489,642
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(23,682,750)
Loss on issuance of Private Placement Warrants	5,162,500
Income from investments held in Trust Account	(11,959)
Offering costs associated with issuance of warrants	1,259,038
Changes in operating assets and liabilities:
Prepaid expenses	(554,106)
Accounts payable	838,243
Accrued expenses	1,237
Accrued expenses - related party	16,143
Net cash used in operating activities	(1,482,012)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,750,000)
Net cash used in investing activities	(304,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	37,000
Repayment of note payable to related party	(77,000)
Proceeds received from initial public offering, gross	304,750,000
Proceeds received from private placement	8,750,000
Offering costs paid	(6,659,948)
Net cash provided by financing activities	306,800,052

Net increase in cash	568,040

Cash - beginning of the period	-
Cash - end of the period	$568,040

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$10,666,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from November 10, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions (Note 5).

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
Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $568,000 in its operating bank account, and working capital of approximately $203,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 11, 2021 and February 4, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $11.7 million in additional paid-in capital and a charge of approximately $40.1 million to accumulated deficit, as well as a reclassification of 5,178,173 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 11, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $51.8 million and $40.4 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of  September 30, 2021 and December 31, 2020.

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations.  Offering costs associated with the Class A ordinary shares issued were charged against the  carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, the Company had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$8,614,740	$2,153,684	$12,082,694	$3,406,948
Allocation of net income - diluted	$8,614,740	$2,153,684	$12,037,665	$3,451,977

Denominator:
Weighted average ordinary shares outstanding, basic	30,475,000	7,618,750	26,567,949	7,491,346
Weighted average ordinary shares outstanding, diluted	30,475,000	7,618,750	26,567,949	7,618,750

Basic net income per ordinary share	$0.28	$0.28	$0.45	$0.45
Diluted net income per ordinary share	$0.28	$0.28	$0.45	$0.45

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except (as described below in Note 6) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 for such services, respectively.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three and nine months ended September 30, 2021, the Company did not incur or reimburse any Business Combination costs to the Sponsor.

Note 5 - Commitments and Contingencies

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

Note 6 - Warrants

As of September 30, 2021, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 30,475,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption	$304,750,000

Note 8 - Shareholders’ Equity

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 7). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$304,761,959	$-	$-	$304,761,959
Liabilities:
Warrant liabilities - public warrants	$8,990,125	$-	$-	$8,990,125
Warrant liabilities - private warrants	$-	$-	$5,162,500	$5,162,500

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price was available, the fair value of the Public Warrants issued in connection with the Public Offering, the Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the public warrants at each reporting period and Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the statements of operations.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for three and nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	37,835,375
Public Warrants transfer to Level 1	(23,922,875)
Change in fair value of warrant liabilities	(175,000)
Warrant liabilities at March 31, 2021	13,737,500
Change in fair value of warrant liabilities	(4,550,000)
Warrant liabilities at June 30, 2021	9,187,500
Change in fair value of warrant liabilities	(4,025,000)
Warrant liabilities at September 30, 2021	$5,162,500

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	February 5, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.74	$10.30
Term (in years)	5.10	6.59
Volatility	11.70%	19.60%
Risk-free interest rate	1.00%	0.76%
Dividend yield	0.00%	0.00%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Our sponsor is Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, we consummated our Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions (Note 5).

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $568,000 in its operating bank account, and working capital of approximately $203,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of approximately $10.8 million, which consisted of approximately $5,000 of interest income from investments held in Trust Account and a non-operating gain of approximately $11.0 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $241,000 in general and administrative expenses and $30,000 related party administrative fees.

For the nine months ended September 30, 2021, we had net income of approximately $15.5 million, which consisted of approximately $12,000 of interest income from investments held in Trust Account and a non-operating gain of approximately $23.7 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $1.7 million in general and administrative expenses, $80,000 related party administrative fees, approximately $5.2 million loss on issuance of Private Placement Warrants, and approximately $1.3 million in offering costs associated with issuance of warrants.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services.

For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 for such services, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, we had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

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

As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.8 million.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

Dated: November 15, 2021	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Mark Gross
	Name:	Mark Gross
	Title:	Chief Executive Officer