Form 10-Q/A
period 2021-09-30
Kernel Group Holdings, Inc.
filed 2022-03-07
CIK 1832950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 7, 2022, 30,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Kernel Group Holdings, Inc. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Form 10-Q”).

The Original Form 10-Q included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“Initial Public Offering”) on February 5, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on February 22, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of February 5, 2021 (the “Audited Balance Sheet”), as previously restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021 (the “Q1 Form 10-Q”), and as further revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (the “Q3 Form 10-Q”), (ii) unaudited condensed financial statements included in the Q1 Form 10-Q, as revised in the Q3 Form 10-Q, (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, as revised in the Q3 Form 10-Q, and (iv) a section within Note 2 to unaudited condensed financial statements and Item 4 of Part 1 included in the Q3 Form 10-Q, ((ii) through (iv) collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares, par value $0.0001 per share, of the Company (the “Public Shares”) as temporary equity and calculate earnings per share pro rata between the Public Shares and the Company’s Class B ordinary shares, par value $0.0001 per share, and should no longer be relied upon. The reclassification has resulted from a determination by the Company’s management that the Public Shares issued in connection with its initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, the Public Shares subject to possible redemption should be valued at $10.00 per share and should not take into account the fact that a redemption of Public Shares cannot result in net tangible assets being less than $5,000,001.
As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A, for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021.
The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the Initial Public Offering.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part I of this filing.
KERNEL GROUP HOLDINGS, INC.
Form 10-Q/A

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
KERNEL GROUP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$568,040	$-
Prepaid expenses	561,397	7,291
Total current assets	1,129,437	7,291
Investments held in Trust Account	304,761,959	-
Deferred offering costs associated with the initial public offering	-	323,450
Total Assets	$305,891,396	$330,741

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity(Deficit):
Current liabilities:
Accounts payable	$838,640	$25,848
Accrued expenses	71,237	263,000
Accrued expenses - related party	16,143	-
Note payable - related party	-	40,000
Total current liabilities	926,020	328,848
Deferred underwriting commissions	10,666,250	-
Warrant liabilities	14,152,625	-
Total liabilities	25,744,895	328,848

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,475,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	304,750,000	-

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value;50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	762	762
Additional paid-in capital	-	24,238
Accumulated deficit	(24,604,261)	(23,107)
Total shareholders' equity (deficit)	(24,603,499)	1,893
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$305,891,396	$330,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating expenses
General and administrative expenses	$240,508	$1,703,529
Administrative fees - related party	30,000	80,000
Loss from operations	(270,508)	(1,783,529)
Other income (expenses):
Change in fair value of warrant liabilities	11,034,250	23,682,750
Loss on issuance of Private Placement Warrants	-	(5,162,500)
Offering costs associated with issuance of warrants	-	(1,259,038)
Income from investments held in Trust Account	4,682	11,959
Net income	$10,768,424	$15,489,642
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	26,567,949
Basic and diluted net income per share, Class A ordinary shares	$0.28	$0.45
Weighted average shares outstanding of Class B ordinary shares, basic	7,618,750	7,491,346
Weighted average shares outstanding of Class B ordinary shares, diluted	7,618,750	7,618,750
Basic and diluted net income per share, Class B ordinary shares	$0.28	$0.45

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,618,750	$762	$24,238	$(23,107)	$1,893
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,238)	(40,070,796)	(40,095,034)
Net loss	-	-	-	-	-	(6,694,512)	(6,694,512)
Balance - March 31, 2021 (unaudited, as restated – see Note 2)	-	-	7,618,750	762	-	(46,788,415)	(46,787,653)
Net income	-	-	-	-	-	11,415,730	11,415,730
Balance - June 30, 2021 (unaudited, as restated – see Note 2)	-	-	7,618,750	762	-	(35,372,685)	(35,371,923)
Net income	-	-	-	-	-	10,768,424	10,768,424
Balance - September 30, 2021 (unaudited)	-	$-	7,618,750	$762	$-	$(24,604,261)	$(24,603,499)

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

The Company’s sponsor is Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions (Note 6). Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.8 million (Note 5).

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Restatement of Previously Reported Financial Statements

Subsequent to the filing of the 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously reported financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net intangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per share pro rata between the two classes of shares. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon. The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed: balance sheet as of March 31, 2021, statement of operations and statement of cash flows for the quarter ended March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$306,408,805	1	$306,408,806
Total liabilities	$48,446,459	-	$48,446,459
Class A ordinary shares subject to possible redemption	252,962,340	51,787,660	304,750,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Class A ordinary shares	517	(517)	-
Class B ordinary shares	762	-	762
Additional paid-in-capital	11,716,346	(11,716,346)	-
Accumulated deficit	(6,717,619)	(11,716,346)	(46,788,415)
Total shareholders’ equity (deficit)	5,000,006	(40,070,796)	(46,787,653)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$306,408,805	$1	$306,408,806

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(6,694,512)	$-	$(6,694,512)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	(11,851,389)	18,623,611
Basic and diluted net income (loss) per Class A ordinary share	$0.00	$(0.26)	$(0.26)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,232,292	-	7,232,292
Basic and diluted net (loss) per Class B ordinary share	$(0.93)	$0.67	$(0.26)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$290,803,650	$(290,803,650)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(37,841,310)	$37,841,310	$-

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed: balance sheet as of June 30, 2021, statements of operations for the three and six months ended June 30, 2021 and statement of cash flows for the six months ended June 30, 2021:

Unaudited Condensed Balance Sheet Total assets Total liabilities Class A ordinary shares subject to possible redemption Shareholders’ equity (deficit) Preference shares Class A ordinary shares Class B ordinary shares Additional paid-in-capital Retained earnings (Accumulated deficit) Total shareholders’ equity (deficit) Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$306,083,055	1	$306,083,056
Total liabilities	$36,704,979	-	$36,704,979
Class A ordinary shares subject to possible redemption	264,378,070	40,371,930	304,750,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Class A ordinary shares	403	(403)	-
Class B ordinary shares	762	-	762
Additional paid-in-capital	300,730	(300,730)	-
Retained earnings (Accumulated deficit)	4,698,111	(40,070,796)	(35,372,685)
Total shareholders’ equity (deficit)	5,000,006	(40,371,929)	(35,371,923)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$306,083,055	$1	$306,083,056

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$11,415,730	$-	$11,415,730

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	-	30,475,000
Basic and diluted net income per Class A ordinary share	$0.00	$0.30	$0.30
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,618,750	-	7,618,750
Basic and diluted net income per Class B ordinary share	$1.50	$(1.20)	$0.30

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$4,721,218	$-	$4,721,218

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	(5,892,956)	24,582,044
Basic and diluted net income per Class A ordinary share	$0.00	$0.15	$0.15
Weighted average shares outstanding of Class B ordinary shares, basic	7,426,588	-	7,426,588
Weighted average shares outstanding of Class B ordinary shares, diluted	7,426,588	192,162	7,618,750
Basic and diluted net income per Class B ordinary share	$0.63	$(0.48)	$0.15

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$252,968,270	$(252,968,270)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$11,409,800	$(11,409,800)	$-

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Note 4 - Initial Public Offering

On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 Units, including 3,975,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 - Related Party Transactions

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

Note 6 - Commitments and Contingencies

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

Note 7 - Warrants

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

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

Note 9 - Shareholders’ Equity (Deficit)

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

Note 10 - Fair Value Measurements

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

Note 11 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and related EPS calculations were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of Class A ordinary shares subject to possible redemption, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of this Quarterly Report on Form 10-Q/A had not yet been identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 4, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, filed with the SEC on June 8, 2021, August 16, 2021 and November 15, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A for more details.

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

Dated: March 7, 2022	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Mark Gross
	Name:	Mark Gross
	Title:	Chief Executive Officer