Form 10-Q
period 2022-03-31
Kernel Group Holdings, Inc.
filed 2022-05-13
CIK 1832950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 13, 2022, 30,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KERNEL GROUP HOLDINGS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

KERNEL GROUP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$292,979	$474,945
Prepaid expenses	404,573	444,503
Total current assets	697,552	919,448
Investments held in Trust Account	304,792,612	304,765,064
Total Assets	$305,490,164	$305,684,512

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$888,770	$797,789
Accrued expenses	1,828,773	1,791,858
Accrued expenses - related party	80,000	50,000
Total current liabilities	2,797,543	2,639,647
Deferred underwriting commissions	10,666,250	10,666,250
Warrant liabilities	5,996,875	12,473,500
Total liabilities	19,460,668	25,779,397

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 0.0001 par value; 30,475,000 shares 10.00 issued and outstanding at per share redemption value as of March 31, 2022 and December 31, 2021	304,750,000	304,750,000

Shareholders’ Deficit:
Preference shares, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, 0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, 0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	762	762
Accumulated deficit	(18,721,266)	(24,845,647)
Total shareholders’ deficit	(18,720,504)	(24,844,885)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$305,490,164	$305,684,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$349,792	$432,147
Administrative fees - related party	30,000	20,000
Loss from operations	(379,792)	(452,147)
Other income (expenses):
Change in fair value of warrant liabilities	6,476,625	175,000
Loss on issuance of Private Placement Warrants	-	(5,162,500)
Offering costs associated with issuance of warrants	-	(1,259,038)
Income from investments held in Trust Account	27,548	4,173
Net income (loss)	$6,124,381	$(6,694,512)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	18,623,611
Basic and diluted net income (loss) per Class A ordinary share	$0.16	$(0.26)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,618,750	7,232,292
Basic and diluted net income (loss) per Class B ordinary share	$0.16	$(0.26)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2022 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	-	$-	7,618,750	$762	$-	$(24,845,647)	$(24,844,885)
Net income	-	-	-	-	-	6,124,381	6,124,381
Balance - March 31, 2022 (unaudited)	-	$-	7,618,750	$762	$-	$(18,721,266)	$(18,720,504)

For The Three Months Ended March 31, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,618,750	$762	$24,238	$(23,107)	$1,893
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,238)	(40,070,796)	(40,095,034)
Net loss	-	-	-	-	-	(6,694,512)	(6,694,512)
Balance - March 31, 2021 (unaudited)	-	$-	7,618,750	$762	$-	$(46,788,415)	$(46,787,653)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,124,381	$(6,694,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,476,625)	(175,000)
Loss on issuance of Private Placement Warrants	-	5,162,500
Income from investments held in Trust Account	(27,548)	(4,173)
Offering costs associated with issuance of warrants	-	1,259,038
Changes in operating assets and liabilities:
Prepaid expenses	39,930	(793,420)
Accounts payable	90,981	-
Accrued expenses	106,915	3,956
Accrued expenses - related party	30,000	20,000
Net cash used in operating activities	(111,966)	(1,221,611)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(304,750,000)
Net cash used in investing activities	-	(304,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	32,000
Repayment of note payable to related party	-	(77,000)
Proceeds received from initial public offering, gross	-	304,750,000
Proceeds received from private placement	-	8,750,000
Offering costs paid	(70,000)	(6,629,468)
Net cash (used in) provided by financing activities	(70,000)	306,825,532

Net change in cash	(181,966)	853,921

Cash - beginning of the period	474,945	-
Cash - end of the period	$292,979	$853,921

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$12,385
Offering costs included in note payable	$-	$5,000
Offering costs included in accrued expenses	$-	$70,000
Offering costs included in advance from related party	$-	$13,095
Deferred underwriting commissions	$-	$10,666,250

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from November 10, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $304.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and has been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Going Concern

As of March 31, 2022, the Company had approximately $293,000 in its operating bank account, and working capital deficit of approximately $2.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of Mach 31, 2022 and December 31, 202, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements”, equal or approximate the carrying amounts represented in the condensed balance sheets, except for Warrant liabilities (see Note 9).

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

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$4,899,505	$1,224,876	$(4,821,954)	$(1,872,558)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	30,475,000	7,618,750	18,623,611	7,232,292

Basic net income (loss) per ordinary share	$0.16	$0.16	$(0.26)	$(0.26)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000 for such services, respectively. As of March 31, 2022 and December 31, 2021, $80,000 and $50,000 were outstanding and included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three months ended March 31, 2022 and 2021, the Company did not incur or reimburse any Business Combination costs to the Sponsor.

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

Note 6 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 30,475,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption	$304,750,000

Note 8 - Shareholders’ Equity

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 7).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$304,792,612	$-	$-	$304,792,612
Liabilities:
Warrant liabilities - public warrants	$3,809,375	$-	$-	$3,809,375
Warrant liabilities - private placement warrants	$-	$-	$2,187,500	$2,187,500

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$304,765,064	$-	$-	$304,765,064
Liabilities:
Warrant liabilities - public warrants	$7,923,500	$-	$-	$7,923,500
Warrant liabilities - private placement warrants	$-	$-	$4,550,000	$4,550,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, upon trading of the Public Warrants in an active market in March 2021. There were no transfers during the three months ended March 31, 2022.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for three months ended March 31, 2022 and 2021 is summarized as follows:

Warrant liabilities at December 31, 2021	$4,550,000
Change in fair value of warrant liabilities	(2,362,500)
Warrant liabilities at March 31, 2022	$2,187,500

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	37,835,375
Public Warrants transfer to Level 1	(23,922,875)
Change in fair value of warrant liabilities	(175,000)
Warrant liabilities at March 31, 2021	$13,737,500

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.81	$9.75
Term (in years)	5.75	4.85
Volatility	3.60%	10.70%
Risk-free interest rate	2.41%	1.24%
Dividend yield	0.00%	0.00%

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

Going Concern

As of March 31, 2022, we had approximately $293,000 in its operating bank account and working capital deficit of approximately $2.1 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 5, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $6.1 million, which consisted of approximately $28,000 of income from investments held in Trust Account and a non-operating gain of approximately $6.5 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $350,000 in general and administrative expenses and $30,000 related party administrative fees.

For the three months ended March 31, 2021, we had net loss of approximately $6.7 million, which consisted of approximately $432,000 in general and administrative expenses, $20,000 related party administrative fees, approximately $5.2 million loss on issuance of Private Placement Warrants and approximately $1.3 million in offering costs associated with issuance of warrants, partially offset by approximately $4,000 of income from investments held in Trust Account and a non-operating gain of approximately $175,000 resulting from the change in fair value of derivative warrant liabilities,

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2022 and 2021, we incurred $30,000 and $20,000 for such services, respectively. As of March 31, 2022 and December 31, 2021, $80,000 and $50,000 were outstanding and included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Our critical accounting policies and estimates are presented below.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome.Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and related earnings per share calculations were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of Class A ordinary shares subject to possible redemption, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of this Quarterly Report on Form 10-Q had not yet been identified.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except for the below risk factor. We may disclose changes to such factor or disclose additional factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $304,750,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Dated: May 13, 2022	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Mark Gross
	Name:	Mark Gross
	Title:	Chief Executive Officer