Form 10-Q
period 2022-06-30
Kernel Group Holdings, Inc.
filed 2022-08-15
CIK 1832950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 15, 2022, 30,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KERNEL GROUP HOLDINGS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

KERNEL GROUP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$166,871	$474,945
Prepaid expenses	280,163	444,503
Total current assets	447,034	919,448
Investments held in Trust Account	305,225,465	304,765,064
Total Assets	$305,672,499	$305,684,512

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$796,995	$797,789
Accrued expenses	1,854,144	1,791,858
Accrued expenses - related party	110,000	50,000
Total current liabilities	2,761,139	2,639,647
Deferred underwriting commissions	10,666,250	10,666,250
Warrant liabilities	1,919,000	12,473,500
Total liabilities	15,346,389	25,779,397

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,475,000 shares issued and outstanding at approximately $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	305,125,465	304,750,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	762	762
Accumulated deficit	(14,800,117)	(24,845,647)
Total shareholders’ deficit	(14,799,355)	(24,844,885)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$305,672,499	$305,684,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$184,114	$1,030,874	$533,906	$1,463,021
Administrative fees - related party	30,000	30,000	60,000	50,000
Loss from operations	(214,114)	(1,060,874)	(593,906)	(1,513,021)
Other income (expenses):
Change in fair value of warrant liabilities	4,077,875	12,473,500	10,554,500	12,648,500
Loss on issuance of Private Placement Warrants	-	-	-	(5,162,500)
Offering costs associated with issuance of warrants	-	-	-	(1,259,038)
Income from investments held in Trust Account	432,853	3,104	460,401	7,277
Net income	$4,296,614	$11,415,730	$10,420,995	$4,721,218

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	30,475,000	30,475,000	24,582,044

Basic and diluted net income per Class A ordinary share	$0.11	$0.30	$0.27	$0.15

Weighted average shares outstanding of Class B ordinary shares, basic	7,618,750	7,618,750	7,618,750	7,426,588

Weighted average shares outstanding of Class B ordinary shares, diluted	7,618,750	7,618,750	7,618,750	7,618,750

Basic and diluted net income per Class B ordinary share	$0.11	$0.30	$0.27	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,618,750	$762	$-	$(24,845,647)	$(24,844,885)
Net income	-	-	-	-	-	6,124,381	6,124,381
Balance - March 31, 2022 (unaudited)	-	-	7,618,750	762	-	(18,721,266)	(18,720,504)
Accretion on redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(375,465)	(375,465)
Net income	-	-	-	-	-	4,296,614	4,296,614
Balance - June 30, 2022 (unaudited)	-	$-	7,618,750	$762	$-	$(14,800,117)	$(14,799,355)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,618,750	$762	$24,238	$(23,107)	$1,893
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(24,238)	(40,070,796)	(40,095,034)
Net loss	-	-	-	-	-	(6,694,512)	(6,694,512)
Balance - March 31, 2021 (unaudited)	-	-	7,618,750	762	-	(46,788,415)	(46,787,653)
Net income	-	-	-	-	-	11,415,730	11,415,730
Balance - June 30, 2021 (unaudited)	-	$-	7,618,750	$762	$-	$(35,372,685)	$(35,371,923)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$10,420,995	$4,721,218
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,554,500)	(12,648,500)
Loss on issuance of Private Placement Warrants	-	5,162,500
Income from investments held in Trust Account	(460,401)	(7,277)
Offering costs associated with issuance of warrants	-	1,259,038
Changes in operating assets and liabilities:
Prepaid expenses	164,340	(699,548)
Accounts payable	(794)	780,219
Accrued expenses	132,286	1,237
Accrued expenses - related party	60,000	-
Net cash used in operating activities	(238,074)	(1,431,113)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(304,750,000)
Net cash used in investing activities	-	(304,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	37,000
Repayment of note payable to related party	-	(77,000)
Proceeds received from initial public offering, gross	-	304,750,000
Proceeds received from private placement	-	8,750,000
Offering costs paid	(70,000)	(6,659,948)
Net cash (used in) provided by financing activities	(70,000)	306,800,052

Net change in cash	(308,074)	618,939

Cash - beginning of the period	474,945	-
Cash - end of the period	$166,871	$618,939

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$10,666,250

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from November 10, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2022
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
JUNE 30, 2022
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

Going Concern

As of June 30, 2022, the Company had approximately $167,000 in its operating bank account and working capital deficit of approximately $2.3 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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
JUNE 30, 2022
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of  June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the condensed balance sheets, except for Warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, the Company had 30,475,000 Class A ordinary shares subject to possible redemption that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$3,437,291	$859,323	$9,132,584	$2,283,146

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	30,475,000	7,618,750	30,475,000	7,618,750

Basic and diluted net income per ordinary share	$0.11	$0.11	$0.30	$0.30

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$8,336,796	$2,084,199	$3,625,809	$1,095,409
Allocation of net income - diluted	$8,336,796	$2,084,199	$3,604,172	$1,117,046

Denominator:
Weighted average ordinary shares outstanding, basic	30,475,000	7,618,750	24,582,044	7,426,588
Weighted average ordinary shares outstanding, diluted	30,475,000	7,618,750	24,582,044	7,618,750

Basic net income per ordinary share	$0.27	$0.27	$0.15	$0.15
Diluted net income per ordinary share	$0.27	$0.27	$0.15	$0.15

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 for such services. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $50,000 for such services, respectively. As of June 30, 2022 and December 31, 2021, $110,000 and $50,000 were outstanding, respectively, and included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three and six months ended June 30, 2022 and 2021, the Company did not incur or reimburse any Business Combination costs to the Sponsor.

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Note 6 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 30,475,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption as of December 31, 2021	304,750,000
Accretion on Class A ordinary shares subject to possible redemption	375,465
Class A ordinary shares subject to possible redemption as of June 30, 2022	$305,125,465

Note 8 - Shareholders’ (Deficit)

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 7).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$305,225,465	$-	$-	$305,225,465
Liabilities:
Warrant liabilities - public warrants	$1,219,000	$-	$-	$1,219,000
Warrant liabilities - private placement warrants	$-	$-	$700,000	$700,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$304,765,064	$-	$-	$304,765,064
Liabilities:
Warrant liabilities - public warrants	$7,923,500	$-	$-	$7,923,500
Warrant liabilities - private placement warrants	$-	$-	$4,550,000	$4,550,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, upon trading of the Public Warrants in an active market in March 2021. There were no transfers during the six months ended June 30, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price was available, the fair value of the Public Warrants issued in connection with the Public Offering, the Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the public warrants at each reporting period and Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for six months ended June 30, 2022 and 2021 is summarized as follows:

Warrant liabilities at December 31, 2021	$4,550,000
Change in fair value of warrant liabilities	(2,362,500)
Warrant liabilities at March 31, 2022	2,187,500
Change in fair value of warrant liabilities	(1,487,500)
Warrant liabilities at June 30, 2022	$700,000

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	37,835,375
Public Warrants transfer to Level 1	(23,922,875)
Change in fair value of warrant liabilities	(175,000)
Warrant liabilities at March 31, 2021	13,737,500
Change in fair value of warrant liabilities	(4,550,000)
Warrant liabilities at June 30, 2021	$9,187,500

KERNEL GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.75
Term (in years)	5.60	4.85
Volatility	6.20%	10.70%
Risk-free interest rate	3.02%	1.24%
Dividend yield	0.00%	0.00%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Going Concern

As of June 30, 2022, we had approximately $167,000 in our operating bank account and working capital deficit of approximately $2.3 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $4.3 million, which consisted of approximately $433,000 of income from investments held in Trust Account and a non-operating gain of approximately $4.1 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $184,000 in general and administrative expenses and $30,000 related party administrative fees.

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

For the six months ended June 30, 2022, we had net income of approximately $10.4 million, which consisted of approximately $460,000 of income from investments held in Trust Account and a non-operating gain of approximately $10.6 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $534,000 in general and administrative expenses and $60,000 related party administrative fees.

For the six months ended June 30, 2021, we had net income of approximately $4.7 million, which consisted of approximately $7,000 of interest income from investments held in Trust Account and a gain of approximately $12.6 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $1.5 million in general and administrative expenses, $50,000 related party administrative fees, approximately $5.2 million loss on issuance of Private Placement Warrants and approximately $1.3 million offering costs associated with issuance of warrants.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended June 30, 2022 and 2021, we incurred $30,000 for such services. For the six months ended June 30, 2022 and 2021, we incurred $60,000 and $50,000 for such services, respectively. As of June 30, 2022 and December 31, 2021, $110,000 and $50,000 were outstanding and included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. We may disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 15, 2022	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Mark Gross
	Name:	Mark Gross
	Title:	Chief Executive Officer