Form 10-Q
period 2022-09-30
Kernel Group Holdings, Inc.
filed 2022-11-14
CIK 1832950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 14, 2022, 30,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KERNEL GROUP HOLDINGS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

KERNEL GROUP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$112,580	$474,945
Prepaid expenses	159,039	444,503
Total current assets	271,619	919,448
Investments held in Trust Account	306,603,530	304,765,064
Total Assets	$306,875,149	$305,684,512

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$801,822	$797,789
Accrued expenses	1,909,539	1,791,858
Accrued expenses - related party	153,852	50,000
Total current liabilities	2,865,213	2,639,647
Deferred underwriting commissions	10,666,250	10,666,250
Warrant liabilities	719,625	12,473,500
Total liabilities	14,251,088	25,779,397

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,475,000 shares issued and outstanding at approximately $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	306,503,530	304,750,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	762	762
Accumulated deficit	(13,880,231)	(24,845,647)
Total shareholders’ deficit	(13,879,469)	(24,844,885)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$306,875,149	$305,684,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	$249,489	$240,508	$783,395	$1,703,529
Administrative fees - related party	30,000	30,000	90,000	80,000
Loss from operations	(279,489)	(270,508)	(873,395)	(1,783,529)
Other income (expenses):
Change in fair value of warrant liabilities	1,199,375	11,034,250	11,753,875	23,682,750
Loss on issuance of Private Placement Warrants	-	-	-	(5,162,500)
Offering costs associated with issuance of warrants	-	-	-	(1,259,038)
Income from investments held in Trust Account	1,378,065	4,682	1,838,466	11,959
Net income	$2,297,951	$10,768,424	$12,718,946	$15,489,642

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	30,475,000	30,475,000	26,567,949
Basic and diluted net income per Class A ordinary share	$0.06	$0.28	$0.33	$0.45
Weighted average shares outstanding of Class B ordinary shares, basic	7,618,750	7,618,750	7,618,750	7,491,346
Weighted average shares outstanding of Class B ordinary shares, diluted	7,618,750	7,618,750	7,618,750	7,618,750
Basic and diluted net income per Class B ordinary share	$0.06	$0.28	$0.33	$0.45

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,618,750	$762	$-	$(24,845,647)	$(24,844,885)
Net income	-	-	-	-	-	6,124,381	6,124,381
Balance - March 31, 2022 (unaudited)	-	-	7,618,750	762	-	(18,721,266)	(18,720,504)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(375,465)	(375,465)
Net income	-	-	-	-	-	4,296,614	4,296,614
Balance - June 30, 2022 (unaudited)	-	-	7,618,750	762	-	(14,800,117)	(14,799,355)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,378,065)	(1,378,065)
Net income	-	-	-	-	-	2,297,951	2,297,951
Balance - September 30, 2022 (unaudited)	-	$-	7,618,750	$762	$-	$(13,880,231)	$(13,879,469)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,618,750	$762	$24,238	$(23,107)	$1,893
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,238)	(40,070,796)	(40,095,034)
Net loss	-	-	-	-	-	(6,694,512)	(6,694,512)
Balance - March 31, 2021 (unaudited)	-	-	7,618,750	762	-	(46,788,415)	(46,787,653)
Net income	-	-	-	-	-	11,415,730	11,415,730
Balance - June 30, 2021 (unaudited)	-	-	7,618,750	762	-	(35,372,685)	(35,371,923)
Net income	-	-	-	-	-	10,768,424	10,768,424
Balance - September 30, 2021 (unaudited)	-	$-	7,618,750	$762	$-	$(24,604,261)	$(24,603,499)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$12,718,946	$15,489,642
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,753,875)	(23,682,750)
Loss on issuance of Private Placement Warrants	-	5,162,500
Income from investments held in Trust Account	(1,838,466)	(11,959)
Offering costs associated with issuance of warrants	-	1,259,038
Changes in operating assets and liabilities:
Prepaid expenses	285,464	(554,106)
Accounts payable	4,033	838,243
Accrued expenses	187,681	1,237
Accrued expenses - related party	103,852	16,143
Net cash used in operating activities	(292,365)	(1,482,012)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(304,750,000)
Net cash used in investing activities	-	(304,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	37,000
Repayment of note payable to related party	-	(77,000)
Proceeds received from initial public offering, gross	-	304,750,000
Proceeds received from private placement	-	8,750,000
Offering costs paid	(70,000)	(6,659,948)
Net cash provided by (used in) financing activities	(70,000)	306,800,052

Net change in cash	(362,365)	568,040

Cash - beginning of the period	474,945	-
Cash - end of the period	$112,580	$568,040

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$10,666,250

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from November 10, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

Going Concern

As of September 30, 2022, the Company had approximately $113,000 in its operating bank account and working capital deficit of approximately $2.6 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of  September 30, 2022 and December 31, 2021.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$1,838,361	$459,590	$8,614,740	$2,153,684

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	30,475,000	7,618,750	30,475,000	7,618,750

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.28	$0.28

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$10,175,157	$2,543,789	$12,082,694	$3,406,948
Allocation of net income - diluted	$10,175,157	$2,543,789	$12,037,665	$3,451,977

Denominator:
Weighted average ordinary shares outstanding, basic	30,475,000	7,618,750	26,567,949	7,491,346
Weighted average ordinary shares outstanding, diluted	30,475,000	7,618,750	26,567,949	7,618,750

Basic net income per ordinary share	$0.33	$0.33	$0.45	$0.45
Diluted net income per ordinary share	$0.33	$0.33	$0.45	$0.45

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 for such services. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $80,000 for such services, respectively. As of September 30, 2022 and December 31, 2021, $140,000 and $50,000 were outstanding, respectively, and included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three and nine months ended September 30, 2022 and 2021, the Company incurred approximately $14,000 and $0 expenses in connection with compliance services with related party, respectively. As of September 30, 2022, there was approximately $14,000 outstanding included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

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

Note 6 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 30,475,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption as of December 31, 2021	304,750,000
Accretion on Class A ordinary shares subject to possible redemption	1,753,530
Class A ordinary shares subject to possible redemption as of September 30, 2022	$306,503,530

Note 8 - Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 7).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$306,603,530	$-	$-	$306,603,530
Liabilities:
Warrant liabilities - public warrants	$457,125	$-	$-	$457,125
Warrant liabilities - private placement warrants	$-	$-	$262,500	$262,500

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$304,765,064	$-	$-	$304,765,064
Liabilities:
Warrant liabilities - public warrants	$7,923,500	$-	$-	$7,923,500
Warrant liabilities - private placement warrants	$-	$-	$4,550,000	$4,550,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, upon trading of the Public Warrants in an active market in March 2021. There were no transfers during the three and nine months ended September 30, 2022.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for nine months ended September 30, 2022 and 2021 is summarized as follows:

Warrant liabilities at December 31, 2021	$4,550,000
Change in fair value of warrant liabilities	(2,362,500)
Warrant liabilities at March 31, 2022	2,187,500
Change in fair value of warrant liabilities	(1,487,500)
Warrant liabilities at June 30, 2022	700,000
Change in fair value of warrant liabilities	(437,500)
Warrant liabilities at September 30, 2022	$262,500

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	37,835,375
Public Warrants transfer to Level 1	(23,922,875)
Change in fair value of warrant liabilities	(175,000)
Warrant liabilities at March 31, 2021	13,737,500
Change in fair value of warrant liabilities	(4,550,000)
Warrant liabilities at June 30, 2021	9,187,500
Change in fair value of warrant liabilities	(4,025,000)
Warrant liabilities at September 30, 2021	$5,162,500

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.92	$9.75
Term (in years)	5.35	4.85
Volatility	1.50%	10.70%
Risk-free interest rate	4.04%	1.24%
Dividend yield	0.00%	0.00%

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

Going Concern

As of September 30, 2022, we had approximately $113,000 in our operating bank account and working capital deficit of approximately $2.6 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $2.3 million, which consisted of approximately $1.4 million of income from investments held in Trust Account and a non-operating gain of approximately $1.2 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $249,000 in general and administrative expenses and $30,000 related party administrative fees.

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

For the nine months ended September 30, 2022, we had net income of approximately $12.7 million, which consisted of approximately $1.8 million of income from investments held in Trust Account and a non-operating gain of approximately $11.8 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $783,000 in general and administrative expenses and $90,000 related party administrative fees.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2022 and 2021, we incurred $30,000 for such services. For the nine months ended September 30, 2022 and 2021, we incurred $90,000 and $80,000 for such services, respectively. As of September 30, 2022 and December 31, 2021, $140,000 and $50,000 were outstanding and included in the related party accrued expenses as reflected in the accompanying condensed balance sheets.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Mark Gross
	Name:	Mark Gross
	Title:	Chief Executive Officer