Form 10-K
period 2022-12-31
Kernel Group Holdings, Inc.
filed 2023-03-29
CIK 1832950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

KERNEL GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39983	98-1567976
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

515 Madison Avenue, 8th Floor - Suite 8078
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 908-2659

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on Nasdaq, was approximately $299.3 million (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.82).

As of March 28, 2023, 7,447,222 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering, as amended;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Former Advisors” are to Ravinder Sajwan, Mark Cavallaro, Ish Dugal, Randy Burdick and Charlie Bowman;

●	“founder shares” are to our Class B ordinary shares initially issued to our Original Sponsor in a private placement prior to our initial public offering and subsequently transferred to our New Sponsor pursuant to a purchase agreement by and among the New Sponsor, the Company, and the Original Sponsor, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Original Sponsor” are to Kernel Capital Holdings, LLC, a Delaware limited liability company;

●	“private placement warrants” are to the warrants to be issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Sponsor” or “New Sponsor” are to VKSS Capital, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “our,” “company” or “our company” are to Kernel Group Holdings, Inc., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination within 24 (or 30, subject to six one-month extensions) months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our Sponsor, executive officers, directors or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months (or 30 months, subject to six one-month extensions) following the closing of the IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

●	We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial business combination.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per share redemption amount received by public shareholders may be less than $10.00 per share.

PART I

Item 1.	Business

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

While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business in the Commerce Enablement, Supply Chain, Logistics and related Technology Infrastructure sectors. The ideal target is a business that can benefit from our accomplished track record of founding, operating, investing, acquiring and transforming businesses in the Consumer, Retail, Wholesale, Distribution, Logistics and Services sectors. We intend to focus our search on business combination targets with an aggregate enterprise value in excess of $1 billion. We believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders.

Initial Public Offering

On February 5, 2021, we consummated an initial public offering (the “IPO” or the “Initial Public Offering”)) of 30,475,000 units (the “Units”), at an offering price of $10.00 per Unit and a private placement with the Original Sponsor of 8,750,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement”). The net proceeds from the IPO together with certain of the proceeds from the Private Placement, $304,750,000 in the aggregate (the “Offering Proceeds”), were placed in a trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the Offering Proceeds held in the trust account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association provide that the Offering Proceeds will not be released from the trust account (1) to the Company, until the completion of its initial business combination, or (2) to its public shareholders, until the earliest of (a) the completion of the its initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of its Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated its business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of the IPO, subject to applicable law.

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, we consummated the private placement of 8,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,750,000 (the “Private Placement”). The Private Placement Warrants, which were purchased by the Original Sponsor, are substantially similar to the Public Warrants, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) subject to certain exceptions, are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement.

Sponsor Purchase Agreement

On December 28, 2022 (the “Effective Date”), we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of the Effective Date.

Charter Amendment

At the February 3, 2023 Shareholders Meeting, our shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Charter Amendment”), and the Company subsequently filed the Amendment to the Amended and Restated Articles of Association with the Cayman Islands authorities. The Charter Amendment allows the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that was consummated on February 5, 2021, which we refer to as the “IPO,” from February 5, 2023 (the “Termination Date”) to August 5, 2023, by electing to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until August 5, 2023 or a total of up to six months after the Termination Date, unless the closing of the Company’s initial business combination shall have occurred, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $300,000 or (y) $0.06 per share for each public share that is not redeemed in connection with the Extraordinary General Meeting for each such one-month extension until August 5, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 22,848,122 of the Company’s Class A ordinary shares (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.18 per share, for an aggregate of approximately $232.5 million. Following the payment of the redemptions, the Trust Account has a balance of approximately $77.6 million before the Extension Payment.

Business Combination Agreement

On March 3, 2023, we entered into Business Combination Agreement by and among Kernel, AIRO Group, Inc., a Delaware corporation and a wholly-owned subsidiary of Kernel (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“AIRO Merger Sub”), VKSS Capital, LLC, a Delaware limited liability company (the “ParentCo Representative”) and also in the capacity as Kernel’s Sponsor (“Sponsor”), Dr. Chirinjeev Kathuria, in the capacity as the representative for the company stockholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings” or the “Company”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, Kernel will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

In connection with the Domestication, each Class B ordinary share, par value $0.0001 per share, of Kernel (the “Class B Ordinary Shares”) shall convert into a share of Class B common stock, par value $0.0001 per share, of Kernel and each Class A ordinary share, par value $0.0001 per share, of Kernel (the “Class A Ordinary Shares”) shall convert into a share of Class A common stock, par value $0.0001 per share, of Kernel. Further, each share of Class B common stock of Kernel and each share of Class A common stock of Kernel that is then issued and outstanding shall convert automatically, on a one-for-one basis, into one share of Kernel common stock (the “Kernel Common Stock”).

Following the domestication, the parties will effect the merger of Kernel Merger Sub with and into Kernel, with Kernel continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “First Merger”). Immediately following the First Merger, AIRO Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “Second Merger” and the other transactions contemplated by the Business Combination Agreement, together, the “Transaction”).

Merger Consideration

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall also be entitled to receive from ParentCo, in the aggregate, an additional shares of ParentCo common stock with an aggregate value of up to $330,000,000 in the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of Earnout Shares with a value equal to $66,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $6,600,000. In the event that ParentCo’s EBITDA for any Earnout Period is (i) greater than or equal to $(19,300,000) for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (iii) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of Earnout Shares with a value equal to $44,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $4,400,000.

Conditions to the Consummation of the Merger

The Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Kernel and AIRO Group Holdings of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the Registration Statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a Material Adverse Effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by Kernel; (ix) approval from Nasdaq for the listing of the shares of ParentCo’s common to be issued in connection with the Transaction; and (x) reconstitution of the Post-Closing Board as contemplated under the Business Combination Agreement.

In addition, unless waived by AIRO Group Holdings, the obligations of AIRO Group Holdings to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Kernel of the Related Agreements (as defined and described in greater detail below), customary certificates and other Closing deliverables: (i) the representations and warranties of Kernel being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to customary exceptions, including materiality qualifiers); (ii) Kernel having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) absence of any Material Adverse Effect with respect to Kernel since the date of the Business Combination Agreement which is continuing and uncured; (iv) the replacement of the Replacement Warrants and Replacement Options; (v) at the Closing, Kernel having $50,000,000 in Unencumbered Cash, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions and any Transaction Expenses) and the proceeds of the PIPE/Convertible Note Investment, fifty percent (50%) of any net cash proceeds of any capital investment raise and/or convertible debt raise conducted by the Company during the period beginning on the effective date of the Business Combination and ending on the Closing Date, and any net cash proceeds of any executed agreements regarding a capital investment raise and/or convertible debt raise conducted by Kernel or ParentCo in which such cash proceeds are required to be paid to ParentCo during the thirty (30) day period beginning on the Closing Date.

Finally, unless waived by Kernel, the obligations of Kernel to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Kernel of the Related Agreements (as defined and described in greater detail below), customary certificates and other Closing deliverables: (i) the representations and warranties of AIRO Group Holdings being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to customary exceptions, including materiality qualifiers); (ii) AIRO Group Holdings having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with by them on or prior to the date of the Closing; (iii) absence of any Material Adverse Effect with respect to AIRO Group Holdings and its subsidiaries on a consolidated basis since the date of the Business Combination Agreement which is continuing and uncured; (iv) delivery of AIRO’s 2022 Audited Financials within 60 days of the Business Combination Agreement’s signing; (v) the completion of Kernel’s legal due diligence of AIRO Group Holdings and its subsidiaries to Kernel’s reasonable satisfaction; (vi) the replacement of the Replacement Warrants and Replacement Options; and (vii) the aggregate amount of all Indebtedness of the Target Companies due earlier than 180 days after the Closing (less Company cash at Closing) is less than Fifty Million U.S. Dollars ($50,000,000).

Our Management Team

Our management team consists of experienced deal makers, entrepreneurs, executives and investors, with deep experience driving growth by optimizing operations, building brand resonance and improving technology systems. Collectively the team possesses a wide-ranging set of competencies, with exceptional financial acumen and an extensive track record of growth and value creation. The team is led by Suren Ajjarapu, who serves as CEO of TRxADE HEALTH, INC., an online marketplace for health traded on Nasdaq under the symbol “MEDS” as well as a director of Oceantech Acquisition I Corp., traded on Nasdaq under the symbol “OTECU”. Mr. Ajjarapu has over 25 years of specific experience in growing novel technology-based companies, raising capital, mergers and acquisitions and building superior management teams.

Suren Ajjarapu, Chief Executive Officer and Chairman

Suren Ajjarapu has served as Chairman of the Board, Chief Executive Officer and Secretary of Trxade Group, Inc., (NASDAQ: MEDS) a Delaware corporation, and its predecessor company since July 2010 and is a director of Oceantech Acquisition I Corp., traded on Nasdaq under the symbol “OTECU.” Beginning in 2021, Mr. Ajjarapu served as Chief Executive Officer and Chairman of Aesther Healthcare Acquisition Corp., a special purpose acquisition company that consummated its initial business combination in February 2023. Mr. Ajjarapu is currently serving as a director of the merged company, Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). In addition, Mr. Ajjarapu is currently serving as the Chief Executive Officer, Chairman and Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). Since March 2018, Mr. Ajjarapu has served as Executive Chairman of the Board of Kano Energy Corp., a company involved in the development of renewable natural gas sites in the United States. Mr. Ajjarapu was a Founder and served as Chief Executive Officer and Chairman of the Board of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest of the United States, from March 2009 to December 2012. Mr. Ajjarapu was also a Founder, President and Director of Aemetis, Inc., a biofuels company (NASDAQ: AMTX), and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from January 2006 to March 2009. Mr. Ajjarapu was Co-Founder, Chief Operations Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India. Mr. Ajjarapu graduated from South Dakota State University with a M.S. in Environmental Engineering, and from the University of South Florida with an M.B.A., specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Howard Doss, Chief Financial Officer and Director

Howard Doss is a seasoned chief financial officer and accountant. From 2021He served as Chief Financial Officer of Aesther Healthcare Acquisition Corp., a special purpose acquisition company until it consummated its initial business combination in February 2023.. He has also served as chief financial officer of TRxADE HEALTH, INC., an online marketplace for health traded on Nasdaq under the symbol “MEDS.” Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and, in 1980, he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa, Florida in 1982. He remained with the firm until 1996 when he joined Franklin Templeton to develop corporate retirement plan distribution. After working for the Principal Financial Group office in Tampa, Florida, Mr. Doss was City Executive for U.S. Trust in Sarasota, Florida, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University.

Our executive officers are supported by seasoned group of independent directors composed of executives and entrepreneurs with a unique combination of experiences in wholesale and retail, logistics and distribution, brands and technology development, and business transformation, which includes Michael Peterson, Donald Fell, Venkatesh Srinivasan and Siva Saravanan, with Mr. Ajjarapu and Mr. Doss also serving as members of our board of directors.

Michael Peterson, Director

Michael Peterson commenced serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. in April 2022. Beginning in September 2021 Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (Nasdaq:AEHA), a special purpose acquisition company, that consummated its initial business combination in February 2023. Mr. Peterson is currently serving as a director of the merged company, Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). In addition, Mr. Peterson is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public, since February 2021, Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, Inc. (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq:MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald Fell, Director

Donald Fell brings along a wealth of experience in the field of economics and business to the Company. Mr. Fell served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. Mr. Fell has served as an independent director of TRxADE HEALTH, INC since January 2014, as well as a director of Trxade Nevada since December 2013. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado Springs. In addition, Mr. Fell is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has overseen graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Venkatesh Srinivasan, Director

Venkatesh Srinivasan has a tremendous amount of experience in the pharmaceutical industry and currently serves as President of Micro Labs USA and previously served as President of Rising Pharma, USA and as President and CEO of Ascend Laboratories, USA where he grew the business, building a new team and strengthening processes and systems. Mr. Srinivasan is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). In addition, Mr. Srinivasan served as a Director at Pfizer India. Mr. Srinivasan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023.

Siva Saravanan, Director

Siva Saravanan has more than 20 years of experience steering digital strategies and technology solutions for businesses. Mr. Saravanan is the Chief Digital Officer at Wavestone US, helping Fortune 1000 business and technology leaders accelerate digital transformation. Prior to joining Wavestone US, Siva was Chief Information Officer and SVP of Business Operations at Reviver, an exciting IoT start-up that creates connected digital license plates to enable true autonomous driving. He designed customer digital experiences, unified commerce, supply chain, field service operations and the digital agenda for Reviver. Siva was also VP for IT Digital Transformation and Program Delivery at Aristocrat Technologies. While at Aristocrat Technologies, he led the transformation of business systems for a leading high-tech gaming manufacturer. Siva spent many years at Verifone as a Senior Director supporting technology operations in 40+ countries and also taking on delivery responsibilities. At VeriFone, he built a world-class global integrated supply chain network for agility and efficiency. Mr. Saravanan holds a M.S. in Systems Engineering from Tennessee State University and B.S in Mechanical Engineering from Annamalai University in Chidambaram, India. He is also on the Advisory Board of NishTech Inc., a digital commerce company and the Advisory Council of George Washington University School of Business Digital Program. Siva is a member of Forbes Technology Council contributing regularly. In addition, Mr. Saravan is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). Mr. Saravanan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company. from 2021 until it consummated its initial business combination in February 2023.

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

Once identified, we will seek to work with a potential acquisition candidate to ensure significant liquidity needed for growth, to attract top tier management talent where such talent may complement an existing management team, and to execute a proprietary, value-creating business plan to help the company continue to progress into the next phase of its life cycle. Our management team and board of directors have demonstrated success sourcing, identifying and executing key investments and acquisitions, as well as operating industry-leading companies. Collectively, our management team along with our board of directors has extensive experience in:

●	operating companies in the public and private markets, defining corporate strategy, and hiring and retaining talent;
●	executing on growth plans, both organically and through strategic acquisitions;
●	sourcing, structuring and acquiring operating companies;
●	founding technology and consumer product startups, ultimately negotiating exits at attractive valuations to produce favorable returns for investors and employees;
●	accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures;
●	fostering relationships with sellers, capital providers and experienced target management teams;
●	investing in well-known growth and technology businesses; and
●	overseeing governance of public companies, with our management team and board of directors having served in key roles on numerous public company boards.

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

We favor opportunities with certain industry characteristics, including stable long-term growth trends, industry fragmentation with consolidation opportunities, and underutilization of technology. Key business characteristics include:

●	predictable and recurring revenues;
●	attractive market positioning and competitive advantages;
●	strong operating margins and dependable cash flows;
●	opportunities for operational improvement; and
●	scalable business models.

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

We believe our management team’s backgrounds, relationships and contacts across multiple industries provide us with the ability to source and identify outstanding opportunities. Companies focused on Commerce Enablement, Supply Chain, Logistics and related Technology Infrastructure represent the nexus of what we seek in a target. The ideal partner company is a business that can benefit from our management team’s accomplished track record of founding, operating, investing, acquiring and transforming businesses using technology in the following sectors:

●	consumer;
●	B2B / business-to-business-to-consumer (“B2B2C”);
●	retail & wholesale
●	distribution / logistics and services sectors.

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

Our Acquisition Criteria

As we go through the evaluation process for target companies, we use the following to identify opportunities while remaining open to expanding the criteria set forth. While we use the criteria and guidelines below for evaluation purposes, we may decide to enter into a business combination with a target company that does not meet these criteria. Our specific areas of focus are:

We look to acquire a target business that we believe demonstrates the following characteristics:

●	scaled company with an enterprise value in excess of $1.0 billion that is prepared to operate as a public company from the perspective of senior management and relevant business metrics;
●	healthy, growing platform for equity investors, with an established business model, seasoned management team and sustainable competitive advantages;
●	qualified leadership team that is open to mentorship, with a demonstrated track record of driving organic revenue growth and margin improvement;
●	well-incentivized management team that is aligned in an effort to create significant shareholder value;
●	fundamentally sound business, but underperforming its full potential and can benefit from applications and use of modern technology and tools, which can be leveraged in novel and transformative ways;
●	amenable to enhanced financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;
●	operates in overlooked, underserved markets that present unrecognized value or other characteristics that we believe are not receiving appropriate credit in respective marketplaces;
●	a company that will benefit from our management team’s knowledge of industry dynamics, proven collection of operational strategies and tools, access to capital and relationships with key players in target industries and ability to rapidly scale businesses;

●	attractive valuation relative to its existing financial metrics, and relative to public comparable companies, with potential for further significant operational improvement presenting an attractive potential return for shareholders; and
●	will benefit from being publicly traded and having access to the public capital markets, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and board of directors directly or indirectly, own our founder shares, ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer, director or Advisor is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Corporate Information

Our executive offices are located at 515 Madison Avenue, 8th Floor - Suite 8078, New York, New York 10022, and our telephone number is (646) 908-2659. We maintain a corporate website at www.kernelcap.com.

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

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

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

Our Sponsor owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our Sponsor’s founder shares, we would need 9,937,501, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or 1,656,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 26,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination within 24 months (or 30 months, subject to six one-month extensions) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination within 24 months (or 30 months, subject to six one-month extensions) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months (or 30 months, subject to six one-month extensions) after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, executive officers, directors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, executive officers, directors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, executive officers, directors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months (or 30 months, subject to six one-month extensions) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,225,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months (or 30 months, subject to six one-month extensions) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,400,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,400,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we have not consummated an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months (or 30 months, subject to six one-month extensions) before redemption from our trust account.

If we have not consummated an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial business combination.

●	In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions)from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of February 5, 2021 and its interim financial statements and notes as reported in its SEC filings for the years ended December 31 2022 and 2021.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of August 5, 2023 to complete a Business Combination. Although we expect to complete a business combination on or prior to August 5, 2023, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 475,000,000 and 43,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our Sponsor, officers, and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers, and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers, or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our Sponsor, officers, and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same of similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section entitled “Description of Securities-Certain Differences in Corporate Law-Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our Sponsor, executive officers, or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “management-Conflicts of Interest.” Our sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 19, 2020, our Original Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In January 2021, we effected a 1 for 1.2 forward stock split of the founder shares that increased the number of outstanding founder shares from 5,750,000 to 7,618,750 shares and our Original Sponsor transferred an aggregate of 75,000 founder shares to our independent director nominees and an aggregate of 50,000 founder shares to our Former Advisors. Prior to the initial investment in the company of $25,000 by the Original Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 8,750,000, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,750,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

After completion of our initial public offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

We currently maintain our executive offices at 515 Madison Avenue, 8th Floor - Suite 8078, New York, New York 10022. The cost for our use of this space is included in the $10,000 per month fee we will pay to our Sponsor or an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our Sponsor operations.

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

As of March 28, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, nine holders of record of our Class B ordinary shares and two holders of our warrants.

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

On November 19, 2020, our Original Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001.

In January 2021, we effected a 1 for 1.2 forward stock split of the founder shares that increased the number of outstanding founder shares from 5,750,000 to 7,618,750 shares and our Original Sponsor transferred an aggregate of 75,000 founder shares to our independent directors and an aggregate of 50,000 founder shares to our Former Advisors.

On February 2, 2021, we completed our initial public offering of 30,475,000 units, including 3,975,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $304,750,000.

Concurrently with the closing of the initial public offering, our Original Sponsor purchased 8,750,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share generating gross proceeds of $8.75 million, in a private placement that closed simultaneously with the closing of our initial public offering. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the company does not complete an initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the initial public offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

Our sponsor was Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, we consummated our Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

On December 28, 2022 (the “Effective Date”), we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of the Effective Date.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $304.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the Charter Amendment, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that closed on February 5, 2021 (the “IPO”) which is currently February 5, 2023 unless extended. The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Fund with Continental by the deadline applicable prior to the extension the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 22,848,122 of the Company’s Class A ordinary shares (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $74.7 million before the Extension Payment.

Proposed Business Combination

On March 3, 2023, we entered into a business combination agreement by and among us, AIRO Group, Inc., a Delaware corporation and a wholly-owned subsidiary of us (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“AIRO Merger Sub”), our Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for our shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings” ) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, we will change our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

In connection with the Domestication, each Class B ordinary share, par value $0.0001 per share, shall convert into a share of Class B common stock, par value $0.0001 per share, and each Class A ordinary share, par value $0.0001 per share, shall convert into a share of Class A common stock, par value $0.0001 per share. Further, each share of Class B common stock and each share of Class A common stock that is then issued and outstanding shall convert automatically, on a one-for-one basis, into one share of Kernel common stock (the “Kernel Common Stock”).

Following the domestication, the parties will effect the merger of Kernel Merger Sub with and into us, with us continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “First Merger”). Immediately following the First Merger, AIRO Merger Sub will merge with and into AIRO Group Holdings , with AIRO Group Holdings continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “Second Merger” and the other transactions contemplated by the Business Combination Agreement, together, the “Transaction”).

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall also be entitled to receive from ParentCo, in the aggregate, an additional shares of ParentCo common stock with an aggregate value of up to $330,000,000 in the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of Earnout Shares with a value equal to $66,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $6,600,000. In the event that ParentCo’s EBITDA for any Earnout Period is (i) greater than or equal to $(19,300,000) for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (iii) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of Earnout Shares with a value equal to $44,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $4,400,000.

Going Concern

As of December 31, 2022, we had approximately $93,000 in our operating bank account and working capital deficit of approximately $2.8 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, and certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

Management has determined that the Company has access to funds from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 5, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bank, N.A., where depositors would have full access to their money beginning immediately. As of the date of filing this Annual Report on Form 10-K, we have access to and control over all our cash, cash equivalents and marketable securities, notwithstanding the closure of Silicon Valley Bank.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $15.7 million, which consisted of approximately $4.5 million of income from investments held in Trust Account and a non-operating gain of approximately $12.3 million resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $1.0 million in general and administrative expenses and $120,000 related party administrative fees.

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

Related Party Transactions

Founder Shares

On November 19, 2020, the Original Sponsor paid an aggregate of $25,000 for certain expenses on behalf of us in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 11, 2021, we effected a 1 for 1.25 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 5,750,000 to 7,618,750 shares, and the Original Sponsor transferred an aggregate of 75,000 Founder Shares to the independent directors and an aggregate of 50,000 Founder Shares to the Former Advisors. On February 2, 2021, we effected a 1 for 1.06 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 7,618,750 to 7,618,750 shares and resulted in the Original Sponsor holding 7,493,750 Founder Shares. The Original Sponsor agreed to forfeit up to an aggregate of 993,750 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Founder Shares are no longer subject to forfeiture.

The Sponsor agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On December 28, 2022 (the “Effective Date”), we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of the Effective Date.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

On December 28, 2022, the Original Sponsor transferred all Private Placement Warrants to the New Sponsor.

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

Related Party Loans

On November 19, 2020, the Original Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed $77,000 outstanding under the Note. We repaid approximately $13,000 on February 5, 2021 and repaid the remaining amount of approximately $64,000 on February 10, 2021. Subsequent to the repayment, the facility was no longer available to us.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the years ended December 31, 2022 and 2021, we incurred $120,000 and $110,000, respectively, in expenses in connection with such services, of which $170,000 and $50,000, respectively, were outstanding and included in related party accrued expenses as reflected in the accompanying balance sheets.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date before December 2022 and subsequently been measured by using the market value of the public warrants. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the derivative liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

We recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. we are still evaluating the impact of this pronouncement on the financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Suren Ajjarapu	52	Chief Executive Officer and Chairman
Howard Doss	69	Chief Financial Officer and Director
Michael Peterson	60	Director
Donald Fell	77	Director
Venkatesh Srinivasan	55	Director
Siva Saravanan	48	Director

Suren Ajjarapu, our Chief Executive Officer and Chairman, has served as Chairman of the Board, Chief Executive Officer and Secretary of Trxade Group, Inc., (NASDAQ: MEDS) a Delaware corporation, and its predecessor company since July 2010 and is a director of Oceantech Acquisition I Corp., traded on Nasdaq under the symbol “OTECU.” From 2021, Mr. Ajjarapu served as Chief Executive Officer and Chairman of Aesther Healthcare Acquisition Corp., a special purpose acquisition company that consummated its initial business combination in February 2023. Mr. Ajjarapu is currently serving as a director of the merged company, Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). Since March 2018, Mr. Ajjarapu has served as Executive Chairman of the Board of Kano Energy Corp., a company involved in the development of renewable natural gas sites in the United States. Mr. Ajjarapu was a Founder and served as Chief Executive Officer and Chairman of the Board of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest of the United States, from March 2009 to December 2012. Mr. Ajjarapu was also a Founder, President and Director of Aemetis, Inc., a biofuels company (NASDAQ: AMTX), and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from January 2006 to March 2009. Mr. Ajjarapu was Co-Founder, Chief Operations Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India. Mr. Ajjarapu graduated from South Dakota State University with a M.S. in Environmental Engineering, and from the University of South Florida with an M.B.A., specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Howard Doss, our Chief Financial Officer and a member of our board of directors, is a seasoned chief financial officer and accountant. From 2021, he served as Chief Financial Officer of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, until it consummated its initial business combination in February 2023. He has also served as chief financial officer of TRxADE HEALTH, INC., an online marketplace for health traded on Nasdaq under the symbol “MEDS.” Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and, in 1980, he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa, Florida in 1982. He remained with the firm until 1996 when he joined Franklin Templeton to develop corporate retirement plan distribution. After working for the Principal Financial Group office in Tampa, Florida, Mr. Doss was City Executive for U.S. Trust in Sarasota, Florida, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University.

Michael Peterson, a member of our board of directors, commenced serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. in April 2022. In addition, Mr. Peterson is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). From September 2021 Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (Nasdaq:AEHA), a special purpose acquisition company, that consummated its initial business combination in February 2023. Mr. Peterson is currently serving as a director of the merged company, Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public, since February 2021, Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, Inc. (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq:MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald Fell, a member of our board of directors, brings along a wealth of experience in the field of economics and business to the Company. In addition, Mr. Fell is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). Mr. Fell served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. Mr. Fell has served as an independent director of TRxADE HEALTH, INC since January 2014, as well as a director of Trxade Nevada since December 2013. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado Springs. Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has overseen graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Venkatesh Srinivasan, a member of our board of directors, has a tremendous amount of experience in the pharmaceutical industry and currently serves as President of Micro Labs USA and previously served as President of Rising Pharma, USA and as President and CEO of Ascend Laboratories, USA where he grew the business, building a new team and strengthening processes and systems. Mr. Srinvisan is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). In addition, Mr. Srinivasan served as a Director at Pfizer India. Mr. Mr. Venkatesh Srinivasan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023.

Siva Saravanan, a member of our board of directors, has more than 20 years of experience steering digital strategies and technology solutions for businesses. Mr. Saravanan is the Chief Digital Officer at Wavestone US, helping Fortune 1000 business and technology leaders accelerate digital transformation. Prior to joining Wavestone US, Siva was Chief Information Officer and SVP of Business Operations at Reviver, an exciting IoT start-up that creates connected digital license plates to enable true autonomous driving. He designed customer digital experiences, unified commerce, supply chain, field service operations and the digital agenda for Reviver. Siva was also VP for IT Digital Transformation and Program Delivery at Aristocrat Technologies. While at Aristocrat Technologies, he led the transformation of business systems for a leading high-tech gaming manufacturer. Siva spent many years at Verifone as a Senior Director supporting technology operations in 40+ countries and also taking on delivery responsibilities. At VeriFone, he built a world-class global integrated supply chain network for agility and efficiency. Mr. Saravanan holds a M.S. in Systems Engineering from Tennessee State University and B.S in Mechanical Engineering from Annamalai University in Chidambaram, India. He is also on the Advisory Board of NishTech Inc., a digital commerce company and the Advisory Council of George Washington University School of Business Digital Program. Siva is a member of Forbes Technology Council contributing regularly. Mr. Siva Saravanan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. In addition, Mr. Fell is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC).

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Venkatesh Srinivas and Siva Srinivasan, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Michael Peterson and Donald Fell, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Suren Ajjarapu will expire at our third annual meeting of shareholders.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Michael Peterson, Donald Fell, Venkatesh Srinivasan and Siva Saravanan are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our Sponsor or an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Peterson, Mr. Fell and Mr. Saravanan will serve on our audit committee. Our board of directors has determined that Mr. Peterson, Mr. Fell and Mr. Saravanan are independent under the Nasdaq listing standards and applicable SEC rules. Ms. Peterson serves as the Chairman of the audit committee.

Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee will be Mr. Fell, Mr. Peterson and Mr. Saravanan, and Mr. Fell serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors determined that Mr. Fell, Mr. Peterson and Mr. Saravanan are independent under the Nasdaq listing standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally will provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally will provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Fell, Mr. Peterson and Mr. Saravanan, and Mr. Fell serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Mr. Fell, Mr. Peterson and Mr. Saravanan are independent under the Nasdaq listing standards.

We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s and Chief Operating Officer’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Suren Ajjarapu	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Corp.	Director
	TRxADE HEALTH, INC.	Health services IT company	Chief Executive Officer, Chairman and Secretary
	Kano Energy Corp.	Renewable natural gas	Executive Chairman
Howard Doss	TRxADE HEALTH, INC.	Health services IT company	Chief Financial Officer
	STARadio Corp.	Radio Broadcast Company	President
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Corp.	Director
Michael Peterson	Nevo Motors, Inc.	Commercializing a range-extender generator technology for the heavy-duty electric vehicle market	President
	Indonesia Energy Corporation Limited	Oil and Gas Company	Director and Chairman of Audit Committee
Venkatesh Srinivasan	Micro Labs USA	Pharmaceutical Company	President
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Corp.	Director
Donald Fell	Foundation for Teaching Economics	Workshop and educational resource company	Professor and Institute Director
	University of Colorado, Colorado Springs	University	Adjunct Professor
	TRxADE HEALTH, INC.	Health services IT company	Independent Director, Chair of
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Corp.	Director
Siva Saravanan	Wavestone US	Management and Digital Consulting	Chief Digital Officer and Managing Director
	NishTech Inc.	Content Management and Digital Marketing	Advisory Board Member
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Corp.	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for founder shares prior to the date of this Annual Report on Form 10-K.

●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our Sponsor or an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. Pursuant to our Administrative Services Agreement we may make payments or reimbursements to our Sponsor, or their respective affiliates, for the reasonable salaries and other allocable costs of their employees or consultants, who may include our officers or directors. In addition, our Sponsor, executive officers, directors or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers, directors or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,447,222 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,618,750 Class B ordinary shares outstanding as of March 28, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
Name and Address of Beneficial Owner)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
VKSS Capital, LLC(1)(3)	—	—	7,493,750	98.4%	49.7%
Suren Ajjarapu(1)(3)	—	—	—	—	—
Howard Doss(1)	—	—	—	—	—
Michael Peterson(1)	—	—	—	—	—
Donald Fell(1)	—	—	—	—	—
Srinivas Venkatesh(1)	—	—	—	—	—
Siva Srinivasan	—	—	—	—	—
All directors and executive officers as a group (6 individuals)	—	—	7,493,750	89.4%	49.7%
Other 5% Shareholders
Glazer Capital, LLC(4)	3,032,031	39.8%			19.9%
Saba Capital Management, L.P.(5)	1,575,610	20.1%	—	—	10.3%
Boaz R. Weinstein(5)	1,575,610	20.1%	—	—	10.3%
Saba Capital Management GP, LLC(5)	1,575,610	20.1%	—	—	10.3%
Fir Tree Capital Management LP(6)	1,678,987	22.0%	—	—	11.0%
Aristeia Capital, L.L.C.(7)	1,867,000	24.5%	—	—	12.2%
Radcliffe Capital Management, L.P(8)	527,364	6.9%	—	—	3.5%
RGC Management Company, LLC(8)	527,364	6.9%	—	—	3.5%
Steven B. Katznelson(8)	527,364	6.9%	—	—	3.5%
Christopher Hinkel(8)	527,364	6.9%	—	—	3.5%
Radcliffe SPAC Master Fund, L.P. (8)	527,364	6.9%	—	—	3.5%
Radcliffe SPAC GP, LLC(8)	527,364	6.9%	—	—	3.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Kernel Group Holdings, Inc., 515 Madison Avenue, Suite 8133, New York, NY 10022.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	Represents shares held by VKSS Capital, LLC, our Sponsor. Suren Ajjarapu is the managing member of our Sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Suren Ajjarapu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on August 5, 2022, on behalf of Glazer Capital, LLC. The business address of this shareholder is 2 Rousseau Street, San Francisco, California 94112.
(5)	According to a Schedule 13G filed with the SEC on May 27, 2022, on behalf of Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC. The business address of these shareholders is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, on behalf of Fir Tree Capital Management LP. The business address of this shareholder is 55 West 46th Street, 29th Floor New York, NY 10036.
(7)	According to a Schedule 13G filed with the SEC on February 13, 2023, on behalf of Aristeia Capital, L.L.C. The business address of this shareholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(8)	According to a Schedule 13G filed with the SEC on February 8, 2023, on behalf of Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., Radcliffe SPAC GP, LLC. The business address of these shareholders is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

The table above does not include the ordinary shares underlying the Private Placement Warrants held or to be held by our Sponsor because these securities are not exercisable within 60 days of the record date for the Extraordinary General Meeting.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Founder Shares

On November 19, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of us in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 11, 2021, we effected a 1 for 1.25 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 5,750,000 to 7,187,500 shares, and the Sponsor transferred an aggregate of 75,000 Founder Shares to the independent directors and an aggregate of 50,000 Founder Shares to the Former Advisors. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 7,187,500 to 7,618,750 shares and resulted in the Sponsor holding 7,493,750 Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 993,750 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Founder Shares are no longer subject to forfeiture.

The Sponsor agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the years ended December 31, 2022 and 2021, we incurred $120,000 and $110,000, respectively, in expenses in connection with such services, of which $170,000 and $50,000, respectively, were outstanding and included in related party accrued expenses as reflected in the accompanying balance sheets.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $110,024 and $145,965, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2022 and 2021, we paid WithumSmith+Brown, PC tax fees of $4,160 and $3,605, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any other fees.

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

March 29, 2023	KERNEL GROUP HOLDINGS, INC.

/s/ Suren Ajjarapu
	Name:	Suren Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suren Ajjarapu	Chief Executive Officer and Chairman	March 29, 2023
Suren Ajjarapu	(Principal Executive Officer)

/s/ Howard Doss	Chief Financial Officer and Director	March 29, 2023
Howard Doss	(Principal Financial and Accounting Officer)

/s/ Michael Peterson	Director	March 29, 2023
Michael Peterson

/s/ Donald Fell	Director	March 29, 2023
Donald Fell

/s/ Venkatesh Srinivasan	Director	March 29, 2023
Venkatesh Srinivasan

/s/ Siva Saravanan	Director	March 29, 2023
Siva Saravanan

KERNEL GROUP HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Kernel Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kernel Group Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 5, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 29, 2023

PCAOB Number 100

KERNEL GROUP HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$93,095	$474,945
Prepaid expenses	42,022	444,503
Total current assets	135,117	919,448
Investments held in Trust Account	309,234,766	304,765,064
Total Assets	$309,369,883	$305,684,512

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$848,420	$797,789
Accrued expenses	1,949,715	1,791,858
Accrued expenses - related party	170,000	50,000
Total current liabilities	2,968,135	2,639,647
Deferred underwriting commissions	10,666,250	10,666,250
Warrant liabilities	174,354	12,473,500
Total liabilities	13,808,739	25,779,397

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,475,000 shares issued and outstanding at approximately $10.14 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	309,134,766	304,750,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of December 31, 2022 and 2021	762	762
Accumulated deficit	(13,574,384)	(24,845,647)
Total shareholders’ deficit	(13,573,622)	(24,844,885)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$309,369,883	$305,684,512

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating expenses
General and administrative expenses	$992,819	$3,597,145
Administrative fees - related party	120,000	110,000
Loss from operations	(1,112,819)	(3,707,145)
Other income (expenses):
Change in fair value of warrant liabilities	12,299,146	25,361,875
Loss on issuance of Private Placement Warrants	-	(5,162,500)
Offering costs associated with issuance of warrants	-	(1,259,038)
Income from investments held in Trust Account	4,469,702	15,064
Net income	$15,656,029	$15,248,256

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,475,000	27,552,740
Basic and diluted net income per Class A ordinary share	$0.41	$0.43
Weighted average shares outstanding of Class B ordinary shares, basic	7,618,750	7,523,459
Weighted average shares outstanding of Class B ordinary shares, diluted	7,618,750	7,618,750
Basic and diluted net income per Class B ordinary share	$0.41	$0.43

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	7,618,750	$762	$24,238	$(23,107)	$1,893
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,238)	(40,070,796)	(40,095,034)
Net income	-	-	-	-	-	15,248,256	15,248,256
Balance - December 31, 2021	-	-	7,618,750	762	-	(24,845,647)	(24,844,885)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,384,766)	(4,384,766)
Net income	-	-	-	-	-	15,656,029	15,656,029
Balance - December 31, 2022	-	$-	7,618,750	$762	$-	$(13,574,384)	$(13,573,622)

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$15,656,029	$15,248,256
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(12,299,146)	(25,361,875)
Loss on issuance of Private Placement Warrants	-	5,162,500
Income from investments held in Trust Account	(4,469,702)	(15,064)
Offering costs associated with issuance of warrants	-	1,259,038
Changes in operating assets and liabilities:
Prepaid expenses	402,481	(437,212)
Accounts payable	50,631	797,392
Accrued expenses	227,857	1,721,858
Accrued expenses - related party	120,000	50,000
Net cash used in operating activities	(311,850)	(1,575,107)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(304,750,000)
Net cash used in investing activities	-	(304,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	37,000
Repayment of note payable to related party	-	(77,000)
Proceeds received from initial public offering, gross	-	304,750,000
Proceeds received from private placement	-	8,750,000
Offering costs paid	(70,000)	(6,659,948)
Net cash provided by (used in) financing activities	(70,000)	306,800,052

Net change in cash	(381,850)	474,945

Cash - beginning of the year	474,945	-
Cash - end of the year	$93,095	$474,945

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$10,666,250

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from November 10, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor was Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million (see Note 4).

On December 28, 2022 (the “Effective Date”), the Company entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares of the Company, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time the Company effects the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in the Company’s Class B ordinary shares as of the Effective Date (see Note 4).

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the New Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s New Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months (including six month extension) from the closing of the Initial Public Offering, or August 5, 2023, (the “Combination Period”) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the New Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

As of December 31, 2022, the Company had approximately $93,000 in its operating bank account and working capital deficit of approximately $2.8 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $13,000 of the Note on February 5, 2021 and repaid the remaining amount due on the Note of approximately $64,000 on February 10, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the balance sheets, except for warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date before December 2022 and subsequently has been measured by using the market value of the public warrants. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the derivative liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, the Company had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

NOTES TO FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$12,524,823	$3,131,206	$11,977,673	$3,270,583
Allocation of net income - diluted	$12,524,823	$3,131,206	$11,945,221	$3,303,035

Denominator:
Weighted average ordinary shares outstanding, basic	30,475,000	7,618,750	27,552,740	7,523,459
Weighted average ordinary shares outstanding, diluted	30,475,000	7,618,750	27,552,740	7,618,750

Basic net income per ordinary share	$0.41	$0.41	$0.43	$0.43
Diluted net income per ordinary share	$0.41	$0.41	$0.43	$0.43

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 4 - Related Party Transactions

Founder Shares

On November 19, 2020, the Original Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 5,750,000 to 7,187,500 shares, and the Original Sponsor transferred an aggregate of 75,000 Founder Shares to the independent directors and an aggregate of 50,000 Founder Shares to the Former Advisors. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 7,187,500 to 7,618,750 shares and resulted in the Original Sponsor holding 7,493,750 Founder Shares. The Original Sponsor agreed to forfeit up to an aggregate of 993,750 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On December 28, 2022, the Company entered into a purchase agreement with the Original Sponsor, and the New Sponsor, pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares of the Company, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time the Company effects the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in the Company’s Class B ordinary shares as of the Effective Date.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of 8,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

On December 28, 2022, the Original Sponsor transferred all Private Placement Warrants to the New Sponsor.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Original Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On November 19, 2020, the Original Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $77,000 outstanding under the Note. The Company repaid approximately $13,000 on February 5, 2021 and repaid the remaining amount of approximately $64,000 on February 10, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $110,000 for such services, respectively. As of December 31, 2022 and 2021, $170,000 and $50,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the years ended December 31, 2022 and 2021, the Company incurred approximately $14,000 and $0 of expenses in connection with compliance services with related party, respectively. As of December 31, 2022 and 2021, there were approximately $14,000 and $0 outstanding, respectively, included in accrued expenses – related party as reflected in the accompanying balance sheets.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 6 – Warrants

As of December 31, 2022 and 2021, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

NOTES TO FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 30,475,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption as of December 31, 2021	304,750,000
Accretion on Class A ordinary shares subject to possible redemption	4,384,766
Class A ordinary shares subject to possible redemption as of December 31, 2022	$309,134,766

Note 8 - Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 7).

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of December 31, 2022 and 2021.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$309,234,766	$-	$-	$309,234,766
Liabilities:
Warrant liabilities - public warrants	$86,854	$-	$-	$86,854
Warrant liabilities - private placement warrants	$-	$87,500	$-	$87,500

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$304,765,064	$-	$-	$304,765,064
Liabilities:
Warrant liabilities - public warrants	$7,923,500	$-	$-	$7,923,500
Warrant liabilities - private placement warrants	$-	$-	$4,550,000	$4,550,000

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, upon trading of the Public Warrants in an active market in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2022, as the Black-Scholes model used historically did not produce a meaningful result, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers during the years ended December 31, 2022 and 2021.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2022 and 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	37,835,375
Public Warrants transfer to Level 1	(23,922,875)
Change in fair value of warrant liabilities	(9,362,500)
Warrant liabilities at December 31, 2021	4,550,000
Private Placement Warrants transfer to Level 2	(262,500)
Change in fair value of warrant liabilities	(4,287,500)
Warrant liabilities at December 31, 2022	$-

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date:

December 31, 2021
Exercise price	$11.50
Stock Price	$9.75
Term (in years)	4.85
Volatility	10.70%
Risk-free interest rate	1.24%
Dividend yield	0.00%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Charter Amendment

On February 3, 2023, the Company held an extraordinary general meeting of its shareholders, where the shareholders approved to amend the Company’s memorandum and articles of association to extend the Combination Period by up to six one-month extensions to August 5, 2023. To obtain each one-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Trust Account by the deadline applicable prior to the extension the lessor of $300,000 or $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension. The Company has deposited an aggregate of $300,000 into the Trust Account, representing $0.04 per public share remaining outstanding after the redemptions described below.

In connection with the shareholders’ meeting, shareholders holding 22,848,122 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share for an aggregate of approximately $231.9 million. Following the payment of the redemptions, approximately $74.7 million was left in the Trust Account before the extension payment.

Proposed Business Combination

On March 3, 2023, the Company entered into Business Combination Agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

In connection with the Domestication, each Class B ordinary share, par value $0.0001 per share, of the Company (the “Class B Ordinary Shares”) shall convert into a share of Class B common stock, par value $0.0001 per share, of the Company and each Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) shall convert into a share of Class A common stock, par value $0.0001 per share, of the Company. Further, each share of Class B common stock of the Company and each share of Class A common stock of the Company that is then issued and outstanding shall convert automatically, on a one-for-one basis, into one share of the Company’s common stock (the “Kernel Common Stock”).

Following the domestication, the parties will effect the merger of Kernel Merger Sub with and into the Company, with the Company continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “First Merger”). Immediately following the First Merger, AIRO Merger Sub will merge with and into AIRO Group Holdings , with AIRO Group Holdings continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “Second Merger” and the other transactions contemplated by the Business Combination Agreement, together, the “Transaction”).

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall also be entitled to receive from ParentCo, in the aggregate, an additional shares of ParentCo common stock with an aggregate value of up to $330,000,000 in the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of Earnout Shares with a value equal to $66,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $6,600,000. In the event that ParentCo’s EBITDA for any Earnout Period is (i) greater than or equal to $(19,300,000) for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (iii) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of Earnout Shares with a value equal to $44,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $4,400,000.

Working Capital Loans

During January and March 2023, the Company entered into loan agreements with eight investors and the Sponsor. Pursuant to the loan agreements, the investors loaned the Sponsor a total of $750,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any balance to be used for the Company’s working capital. The loan accrues 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the loans and shall not be responsible for the payment of any interest on the loans.

On March 23, 2023, the Company entered into a subscription agreement with an investor and the Sponsor. Pursuant to the agreement, the investor loaned the Sponsor a total of $600,000, which will in turn be loaned by the Sponsor to the Company, to cover the Company’s working capital. The loan shall not accrue interest and shall be repaid upon closing the initial Business Combination.

In consideration of the loan, the Company will issue 600,000 shares of Class A common stock to the investor at the close of the Business Combination. The subscription shares shall be subject to no transfer restrictions of any other lock-up provisions, earn outs, or other contingencies.

