Form 10-Q
period 2023-03-31
Kernel Group Holdings, Inc.
filed 2023-05-12
CIK 1832950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	KRNLU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	KRNL	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	KRNLW	The Nasdaq Stock Market LLC

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

As of May 12, 2023, 7,447,222 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KERNEL GROUP HOLDINGS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

KERNEL GROUP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$6,029	$93,095
Prepaid expenses	297,796	42,022
Due from Sponsor	281,691	—
Total current assets	585,516	135,117
Investments held in Trust Account	78,251,314	309,234,766
Total Assets	$78,836,830	$309,369,883

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,059,714	$848,420
Accrued expenses and other current liabilities	360,015	1,949,715
Accrued expenses - related party	200,000	170,000
Promissory note - related party	750,000	—
Convertible promissory note, net of discount	85,594	—
Total current liabilities	4,455,323	2,968,135
Deferred underwriting commissions	10,666,250	10,666,250
Warrant liabilities	2,878,500	174,354
Total Liabilities	18,000,073	13,808,739

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,626,878 and 30,475,000 shares issued and outstanding at approximately $10.25 and $10.14 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	78,151,314	309,134,766

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022	762	762
Additional paid-in capital	—	—
Accumulated deficit	(17,315,319)	(13,574,384)
Total Shareholders’ Deficit	(17,314,557)	(13,573,622)
Total Liabilities and Shareholders’ Deficit	$78,836,830	$309,369,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating and formation costs	$919,365	$349,792
Administrative fees - related party	30,000	30,000
Loss from operations	(949,365)	(379,792)
Other income (expense):
Change in fair value of warrant liabilities	(2,704,146)	6,476,625
Income from investments held in Trust Account	959,464	27,548
Interest expense - amortization of debt discount	(32,404)	—
Interest expense	(1,830)	—
Net income (loss)	$(2,728,281)	$6,124,381

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,781,598	30,475,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.11)	$0.16
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,618,750	7,618,750
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.11)	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	7,618,750	$762	$—	$(13,574,384)	$(13,573,622)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	546,809	—	546,809
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(546,809)	(1,012,654)	(1,559,463)
Net loss	—	—	—	—	—	(2,728,281)	(2,728,281)
Balance at March 31, 2023	—	$—	7,618,750	$762	$—	$(17,315,319)	$(17,314,557)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	7,618,750	$762	$—	$(24,845,647)	$(24,844,885)
Net income	—	—	—	—	—	6,124,381	6,124,381
Balance at March 31, 2022	—	$—	7,618,750	$762	$—	$(18,721,266)	$(18,720,504)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(2,728,281)	$6,124,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(959,464)	(27,548)
Interest expense - amortization of debt discount	32,404	—
Change in fair value of warrant liabilities	2,704,146	(6,476,625)
Changes in operating assets and liabilities:
Prepaid expenses	(255,774)	39,930
Due from sponsor	(281,691)	—
Accounts payable	2,211,294	90,981
Accrued expenses and other current liabilities	(1,589,700)	106,915
Accrued expenses - related party	30,000	30,000
Net cash used in operating activities	(837,066)	(111,966)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(600,000)	—
Cash withdrawn from Trust Account for payment to redeeming shareholders	232,542,916
Net cash provided by investing activities	231,942,916	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	750,000	—
Proceeds from convertible promissory note	600,000
Payment to redeeming shareholders	(232,542,916)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(231,192,916)	(70,000)

Net Change in Cash	(87,066)	(181,966)
Cash - beginning of period	93,095	474,945
Cash - end of period	$6,029	$292,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from November 10, 2020 through March 31, 2023 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a Trust Account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor was Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of $8,750,000, which is discussed in Note 4.

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

The Company’s New Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months (including six one-month extensions) from the closing of the Initial Public Offering, or August 5, 2023, (the “Combination Period”) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the New Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the Charter Amendment, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that closed on February 5, 2021 (the “IPO”) which was previously February 5, 2023. The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Fund with Continental by the deadline applicable prior to the extension the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 22,848,122 of the Company’s Class A ordinary shares (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $74.7 million before the Extension Payment.

On each of February 9, 2023, March 7, 2023, April 3, 2023, and May 5, 2023 the Company deposited $300,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, and June 5, 2023 respectively.

Proposed Business Combination

On March 3, 2023, the Company entered into a business combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings” ) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Following the domestication, the parties will effect the merger of Kernel Merger Sub with and into the Company, with the Company continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “First Merger”). Immediately following the First Merger, AIRO Merger Sub will merge with and into AIRO Group Holdings, with AIRO Group Holdings continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “Second Merger” and the other transactions contemplated by the Business Combination Agreement, together, the “Transaction”).

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall also be entitled to receive from ParentCo, in the aggregate, an additional shares of ParentCo common stock with an aggregate value of up to $330,000,000 in the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of Earnout Shares with a value equal to $66,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $6,600,000. In the event that ParentCo’s EBITDA for any Earnout Period is (i) greater than or equal to $19,300,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (iii) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of Earnout Shares with a value equal to $44,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $4,400,000.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Going Concern

As of March 31, 2023, the Company had approximately $6,029 in the Company’s operating bank account and working capital deficit of $3,869,807.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $750,000, and Convertible Promissory Note of $600,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s management plans to complete a business combination prior to the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three months ended March 31, 2023, $232,542,916 was redeemed by shareholders. At March 31, 2023 and December 31, 2022, the investments held in the Trust Account totaled $78,251,314 and $309,234,766, respectively.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the condensed balance sheets, except for warrant liabilities (see Note 10).

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

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of warrants issued in connection with the Private Placement has been measured by using the market value of the public warrants. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the derivative liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Convertible Promissory Note

On March 23, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000 to be used for a portion of the expenses of the Company in exchange for the issuance of 600,000 shares of Class A Common Stock at the closing of a business combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a business combination, the outstanding principal of $600,000 at March 31, 2023 may be converted into a number of shares of Class A Common Stock at a rate of one share of Class A Common Stock for each $10 of additional capital contribution (60,000 shares).

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounted for its Rights as equity-classified instruments based on an assessment of the Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Rights meet all the requirements for equity classification under ASC 815, including whether the Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of Rights issuance. Both the Loan and the Rights (“Share Rights”) meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2 requiring that the loan proceeds be allocated to the two instruments based on their relative fair values. At March 23, 2023 the Company allocated $53,191 of the proceeds to the Convertible Promissory Note and $546,809 for the Share Rights which will be recognized as a debt discount to the Convertible Promissory Note and will be accreted through interest expense to the face value of the Convertible Promissory Note utilizing an effective interest method. At March 31, 2023 the carrying values of the loan and the discount were $85,594 and $514,406, respectively.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as other income (expenses) in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, the Company had 7,626,878 and 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively. During the three months ended March 31, 2023, 22,848,122 Class A ordinary shares at $232,542,916 were redeemed by shareholders.

Under ASC 480-10 S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss) - basic	$(1,909,942)	$(818,339)	$4,899,505	$1,224,876

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	17,781,598	7,618,750	30,475,000	7,618,750

Basic and diluted net income (loss) per ordinary share	$(0.11)	$(0.11)	$0.16	$0.16

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 Units, including 3,975,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. In the three months ended March 31, 2023, 22,848,122 Class A ordinary shares were redeemed by shareholders.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 4. RELATED PARTY TRANSACTIONS

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the three months ended on March 2023, the Company entered into loan agreements with eight investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $750,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of March 31, 2023, the total amount drawn on the Loan Agreements was $750,000.

Due from Sponsor

Due from Sponsor consists of the remaining portion of the $600,000 Convertible Promissory Note to be paid to the Company by the Sponsor, see Note 5. As of March 31, 2023 and December 31, 2022, $281,691 and $0 remains outstanding, respectively.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 for such services, respectively. As of March 31, 2023 and December 31, 2022, $200,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed balance sheets.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three months ended March 31, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor or any related party.

NOTE 5. DEBT

On March 23, 2023, the Company entered into a Convertible Promissory Note with Polar Multi-Strategy Master Fund, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and is due within five business days from the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. The Convertible Promissory Note may be converted into Class A Common Stock at one share for each $10 of additional capital contribution at the option of Polar Multi-Strategy Master Fund. As of March 31, 2023 and December 31, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $600,000 and $0, respectively.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Convertible Promissory Note’s maturity date. During the three months ended March 31, 2023 and 2022, the Company recorded a $514,406 and $0 debt discount upon issuance of the Convertible Promissory Note, respectively. The discount is being amortized to interest expense over the term of the debt to the Convertible Promissory Note’s maturity date. For the three months ended March 31, 2023, the amortization of the discount resulted in interest expense of $32,403.

The following table presents the Notes as of March 31, 2023:

Convertible Promissory Note	$600,000
Debt discount	(514,406)
Carrying value of notes	$85,594

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Convertible Promissory Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders will be entitled to certain demand and “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Forward Purchase Agreement

In February 2023, the Company entered into a forward purchase agreement pursuant to which Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”), intends, but is not obligated, to purchase from the Company up to a maximum of 7,700,000 Class A ordinary shares (the “forward purchase shares”) from holders (other than the Company or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination.

The Seller will determine in its sole discretion the specific number of forward purchase shares (up to 7,700,000) that it will purchase, if any, and the obligation of the Company to sell the forward purchase shares is subject to the approval of the Seller’s manager following notice to the Seller that the Company intends to enter into an agreement for a Business Combination.

The forward purchase agreement also provides that the Seller is entitled to registration rights with respect to the forward purchase securities. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the Company in an initial Business Combination, expenses in connection with an initial Business Combination or for working capital in the post-Business Combination company. These purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for an initial Business Combination. The forward purchase shares will be issued only in connection with the closing of an initial Business Combination.

The Company accounts for the forward purchase agreement in accordance with the guidance contained in ASC 480-10. Such guidance provides that because the forward purchase agreement does not meet the criteria for equity treatment thereunder, the agreement must be recorded as a liability. Accordingly, the Company classifies the forward purchase agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

The Company evaluated the forward purchase agreement at March 31, 2023 with a value of $0.

Premium Finance Agreement - D&O Insurance

In order to obtain a public company directors and officers insurance policy (“D&O Insurance”), the Company entered into two agreements with premium financing lenders, where by the lenders paid the D&O Insurance premium for the company (“Premium Finance Agreements”). If the Company were to not pay the lenders monthly installment payments, the lenders would cancel the D&O Insurance and the remaining D&O Insurance premium would be returned to the lenders. In addition, if the Company were to cancel the D&O Insurance, the remaining D&O Insurance premium would be returned to the lenders.

The first Premium Finance Agreement is for $350,000 and accrues interest at a fixed rate of 7.5% per annum for a total of $3,136 over the term of the Premium Finance Agreement. Monthly payments of $35,784, are to be paid in four monthly installments, which commenced on February 28, 2023 with a maturity date of May 28, 2023. Upon entering into the Premium Finance Agreement, an upfront payment of $210,000 was due and paid on March 27, 2023.

The second Premium Finance Agreement is for $194,569 and accrues interest at a fixed rate of 7.5% per annum for a total of $1,744 over the term of the Premium Finance Agreement. Monthly payments of $19,893, are to be paid in four monthly installments, which commenced on February 28, 2023 with a maturity date of May 28, 2023. Upon entering into the Premium Finance Agreement, an upfront payment of $116,741 was due and paid on March 27, 2023.

Total expense incurred under the Finance Agreements for upfront, monthly and interest payments was $206,043 during the three months ended March 31, 2023. Total cash paid under the Finance Agreements for upfront, monthly and interest payments was $438,095 during the three months ended March 31, 2023.

NOTE 7. WARRANTS

As of March 31, 2023 and December 31, 2022, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,626,878 and 30,475,000, respectively, of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Remeasurement on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption as of December 31, 2021	304,750,000
Remeasurement of carrying value to redemption value	4,384,766
Class A ordinary shares subject to possible redemption as of December 31, 2022	$309,134,766
Redemption of shares	(232,542,916)
Remeasurement of carrying value to redemption value	1,559,464
Class A ordinary shares subject to possible redemption as of March 31, 2023	$78,151,314

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In the three months ended March 31, 2023, 22,848,122 Class A ordinary shares were redeemed by shareholders. As of March 31, 2023 and December 31, 2022, there were 7,626,878 and 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money market funds	$78,251,314	$78,251,314	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,828,500	$1,828,500	$—	$—
Warrant liability – Private Placement	$1,050,000	$—	$1,050,000	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$309,234,766	$309,234,766	$—	$—
Liabilities
Warrant liability – Public Warrants	$86,854	$86,854	$—	$—
Warrant liability – Private Placement	$87,500	$—	$87,500	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset in an active market.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price was available, the fair value of the Public Warrants issued in connection with the Initial Public Offering, the Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the public warrants at each reporting period and Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 4, 2023, the Company entered into a subscription agreement with an investor and the Sponsor. Pursuant to the agreement, the investor loaned the Sponsor a total of $50,000, which will in turn be loaned by the Sponsor to the Company, to cover the Company’s working capital. The loan shall not accrue interest and shall be repaid upon closing the initial Business Combination.

On April 5, 2023, the Company deposited $300,000 into the Company’s Trust account for its public shareholders, representing $0.04 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 5, 2023 to May 5, 2023, (the “Extension”). The Extension is the third of six-monthly extensions permitted under the Company’s governing documents.

On April 25, 2023, the Company entered into a subscription agreement with an investor and the Sponsor. Pursuant to the agreement, the investor loaned the Sponsor a total of $800,000, which will in turn be loaned by the Sponsor to the Company, to cover the Company’s working capital. The loan shall not accrue interest and shall be repaid upon closing the initial Business Combination.

On May 5, 2023, the Company deposited $300,000 into the Company’s Trust Account for its public shareholders, representing $0.04 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 5, 2023 to June 5, 2023 (the “Extension”). The Extension is the fourth of six-monthly extensions permitted under the Company’s governing documents.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 28, 2022 (the “Effective Date”), we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of the Effective Date.

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

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the Charter Amendment, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that closed on February 5, 2021 (the “IPO”) which was previously February 5, 2023. The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Fund with Continental by the deadline applicable prior to the extension the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 22,848,122 of the Company’s Class A ordinary shares (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $74.7 million before the Extension Payment.

On each of February 9, 2023, March 7, 2023, April 3, 2023, and May 5, 2023 the Company deposited $300,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, and June 5, 2023, respectively.

Proposed Business Combination

On March 3, 2023, the Company entered into a business combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings” ) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall also be entitled to receive from ParentCo, in the aggregate, an additional shares of ParentCo common stock with an aggregate value of up to $330,000,000 in the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of Earnout Shares with a value equal to $66,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $6,600,000. In the event that ParentCo’s EBITDA for any Earnout Period is (i) greater than or equal to $19,300,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (iii) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of Earnout Shares with a value equal to $44,000,000 and the Sponsor shall be issued Earnout Shares with a value equal to $4,400,000.

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

Liquidity, Capital Resources, and Going Concern

For the three months ended March 31, 2023, net cash used in operating activities was $837,066, which was due to our net loss of $2,728,281, income from investments held in Trust Account of $959,464, partially offset by changes in the fair value of warrant liabilities of $2,704,146, interest expense - amortization of debt discount of $32,404, and changes in working capital of $114,129.

For the three months ended March 31, 2022, net cash used in operating activities was $111,966, which was due to changes in the fair value of warrant liabilities of $6,476,625, income from investments held in Trust Account of $27,548, partially offset by our net income of $6,124,381, and changes in working capital of $267,826.

For the three months ended March 31, 2023, net cash provided by investing activities was $231,942,916 which was primarily due to Cash withdrawn from Trust Account for payment to redeeming shareholders of $232,542,916, partially offset by the investment of cash in the Trust Account of $600,000.

There were no cash flows from investing activities for the three months ended March 31, 2022.

For the three months ended March 31, 2023, net cash used in financing activities was $231,192,916 which was a result of a payment to redeeming shareholders of $232,542,916, partially offset by proceeds from a promissory note of $1,350,000.

For the three months ended March 31, 2022, net cash used in operating activities was $70,000 which was a result of payment of offering costs.

As of March 31, 2023, we had $6,029 in our operating bank account and working capital deficit of $3,869,807.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $750,000, and Convertible Promissory Note of $600,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans

Management has determined that the Company has access to funds from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 5, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had net loss of $2,728,281, which consisted of a non-operating loss of $2,704,146 resulting from the change in fair value of derivative warrant liabilities, $919,365 in general and administrative expenses and $30,000 related party administrative fees, $32,404 in amortization of debt discount, $1,830 in interest expense, partially offset by $959,464 of income from investments held in Trust Account.

For the three months ended March 31, 2022, we had net income of $$6,124,381, which consisted of $27,548 of income from investments held in Trust Account and a non-operating gain of $6,476,625 resulting from the change in fair value of derivative warrant liabilities, partially offset by $349,792 in general and administrative expenses and $30,000 related party administrative fees.

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

On December 28, 2022 (the “Effective Date”), we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of the Effective Date, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of the Effective Date.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

During and the three months ended March 2023, the Company entered into loan agreements with eight investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $750,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of March 31, 2023, the total amount drawn on the Loan Agreements was $750,000.

Due from Sponsor

Due from Sponsor consists of the remaining portion of the $600,000 Convertible Promissory Note to be paid to the Company by the Sponsor, see Note 5. As of March 31, 2023 and December 31, 2022, $281,691 and $0 remains outstanding, respectively.

Forward Purchase Agreement

In February 2023, the Company entered into a forward purchase agreement pursuant to which Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”), intends, but is not obligated, to purchase from the Company up to a maximum of 7,700,000 Class A ordinary shares (the “forward purchase shares”) from holders (other than the Company or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination.

The Seller will determine in its sole discretion the specific number of forward purchase shares (up to 7,700,000) that it will purchase, if any, and the obligation of the Company to sell the forward purchase shares is subject to the approval of the Seller’s manager following notice to the Seller that the Company intends to enter into an agreement for a Business Combination.

The forward purchase agreement also provides that the Seller is entitled to registration rights with respect to the forward purchase securities. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the Company in an initial Business Combination, expenses in connection with an initial Business Combination or for working capital in the post-Business Combination company. These purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for an initial Business Combination. The forward purchase shares will be issued only in connection with the closing of an initial Business Combination.

The Company accounts for the forward purchase agreement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the forward purchase agreement does not meet the criteria for equity treatment thereunder, the agreement must be recorded as a liability. Accordingly, the Company classifies the forward purchase agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

The Company evaluated the forward purchase agreement at March 31, 2023 at a value of $0.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 for such services, respectively. As of March 31, 2023 and December 31, 2022, $200,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed balance sheets.

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

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of warrants issued in connection with the Private Placement has been measured by using the market value of the public warrants. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the derivative liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, we had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets. In the three months ended March 31, 2023, 22,848,122 Class A ordinary shares were redeemed by shareholders.

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

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated March 3, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 6, 2023)
3.1	Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 5, 2021)
3.2**	Amendment to Amended and Restated Memorandum and Articles of Association
10.1	Amendment No. 1 to Investment Management Trust Agreement, dated February 3, 2023, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2023)
10.2	Forward Purchase Agreement, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2023)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	Filed herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer

