Form 10-Q
period 2023-06-30
Kernel Group Holdings, Inc.
filed 2023-08-14
CIK 1832950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39983

KERNEL GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1567976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Rousseau Street

San Francisco, California

(415) 404-6356

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	KRNLU	The Nasdaq Stock Market, LLC

Class A ordinary shares included as part of the units	KRNL	The Nasdaq Stock Market, LLC

Redeemable warrants included as part of the units	KRNLW	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 14, 2023, there were 6,315,949 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,618,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

KERNEL GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KERNEL GROUP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$804	$93,095
Prepaid expenses	200,291	42,022
Total current assets	201,095	135,117
Cash and investments held in Trust Account	79,151,314	309,234,766
Total Assets	$79,352,409	$309,369,883

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,269,696	$848,420
Accrued expenses and other current liabilities	3,660	1,949,715
Accrued expenses - related party	230,000	170,000
Promissory note - related party	803,834	—
Convertible promissory note, net of discount	1,033,299	—
Derivative liability – forward purchase agreement	5,473,232	—
Total current liabilities	10,813,721	2,968,135
Deferred underwriting commissions	—	10,666,250
Warrant liabilities	2,878,500	174,354
Total Liabilities	13,692,221	13,808,739

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,626,878 and 30,475,000 shares issued and outstanding at approximately $10.36 and $10.14 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	79,051,314	309,134,766

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022	762	762
Additional paid-in capital	—	—
Accumulated deficit	(13,391,888)	(13,574,384)
Total Shareholders’ Deficit	(13,391,126)	(13,573,622)
Total Liabilities and Shareholders’ Deficit	$79,352,409	$309,369,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating and formation costs	$240,053	$184,114	$1,159,418	$533,906
Administrative fees - related party	30,000	30,000	60,000	60,000
Loss from operations	(270,053)	(214,114)	(1,219,418)	(593,906)
Other income (expenses):
Unrealized gain (loss) from change in fair value of warrant liabilities	—	4,077,875	(2,704,146)	10,554,500
Income from investments held in Trust Account	—	432,853	959,464	460,401
Gain on waiver of deferred underwriting commissions by underwriter	755,346	—	755,346	—
Change in fair value of derivative liabilities– forward purchase agreement	(5,473,232)	—	(5,473,232)	—
Interest expense - amortization of debt discount	(872,996)	—	(905,400)	—
Interest expense	(1,830)	—	(3,660)	—
Net income (loss)	$(5,862,765)	$4,296,614	$(8,591,046)	$10,420,995

Basic and diluted weighted average shares outstanding, Class A ordinary shares	7,626,878	30,475,000	12,676,187	30,475,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.38)	$0.11	$(0.42)	$0.27
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,618,750	7,618,750	7,618,750	7,618,750
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.38)	$0.11	$(0.42)	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	7,618,750	$762	$—	$(13,574,384)	$(13,573,622)
Proceeds allocated to Share Rights of convertible promissory note - related party	—	—	—	—	546,809	—	546,809
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(546,809)	(1,012,654)	(1,559,463)
Net loss	—	—	—	—	—	(2,728,281)	(2,728,281)
Balance at March 31, 2023 (unaudited)	—	$—	7,618,750	$762	$—	$(17,315,319)	$(17,314,557)
Proceeds allocated to Share Rights of convertible promissory note - related party	—	—	—	—	775,292	—	775,292
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(775,292)	9,786,196	9,010,904
Net loss	—	—	—	—	—	(5,862,765)	(5,862,765)
Balance at June 30, 2023 (unaudited)	—	$—	7,618,750	$762	$—	$(13,391,888)	$(13,391,126)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	7,618,750	$762	$—	$(24,845,647)	$(24,844,885)
Net income	—	—	—	—	—	6,124,381	6,124,381
Balance at March 31, 2022	—	$—	7,618,750	$762	$—	$(18,721,266)	$(18,720,504)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(375,465)	(375,465)
Net income	—	—	—	—	—	4,296,614	4,296,614
Balance at June 30, 2022	—	$—	7,618,750	$762	$—	$(14,800,117)	$(14,799,355)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(8,591,046)	$10,420,995
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(959,464)	(460,401)
Interest expense - amortization of debt discount	905,400	—
Unrealized gain (loss) on the change in fair value of warrant liabilities	2,704,146	(10,554,500)
Change in fair value of derivative liabilities– forward purchase agreement	5,473,232	—
Gain on waiver of deferred underwriting commissions by underwriter	(755,346)	—
Changes in operating assets and liabilities:
Prepaid expenses	(158,268)	164,340
Accounts payable	2,421,276	(794)
Accrued expenses and other current liabilities	(1,946,055)	132,286
Accrued expenses - related party	60,000	60,000
Net cash used in operating activities	(846,125)	(238,074)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,500,000)	—
Proceeds from Trust Account for payment to redeeming shareholders	232,542,916	—
Net cash provided by investing activities	231,042,916	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	803,834	—
Proceeds from convertible promissory note	1,450,000	—
Payment to redeeming shareholders	(232,542,916)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(230,289,082)	(70,000)

Net Change in Cash	(92,291)	(308,074)
Cash - Beginning of the period	93,095	474,945
Cash - End of the period	$804	$166,871

Non-cash investing and financing activities:
Waiver of deferred underwriting commissions by underwriter	$9,910,904	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity from November 10, 2020 through June 30, 2023, relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a Trust Account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor was Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million, which is discussed in Note 4.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $304.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and has been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the New Sponsor.

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

The Company’s New Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months (including six month extension) from the closing of the Initial Public Offering, or September 5, 2023, (the “Combination Period”) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. On August 3, 2023, holders of Class A ordinary shares had the opportunity to redeem those shares in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the time to complete the Business Combination to February 5, 2024.

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

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the Charter Amendment, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s Initial Public Offering that closed on February 5, 2021, which was previously February 5, 2023. The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 22,848,122 of the Company’s Class A ordinary shares (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the Extension Payment.

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9, 2023, and June 6, 2023, the Company deposited $300,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, and July 5, 2023, respectively. For the six months ended June 30, 2023, cash deposited into the Trust Account in relation to the extensions amounted to $1,500,000.

Proposed Business Combination

On March 3, 2023, the Company entered into a business combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), VKSS Capital, LLC, in its capacity as the Sponsor, AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”), and AIRO Group Holdings’ sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for AIRO Group Holdings’ shareholders (the “Seller Representative”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Kernel Group Holdings, Inc. and AIRO Group Holdings of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the Registration Statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a Material Adverse Effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by Kernel; (ix) approval from Nasdaq for the listing of the shares of ParentCo’s common to be issued in connection with the Transaction; and (x) reconstitution of the Post-Closing Board as contemplated under the Business Combination Agreement.

In addition, unless waived by AIRO Group Holdings, the obligations of AIRO Group Holdings to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Kernel of the Related Agreements (as defined and described in greater detail below), customary certificates and other Closing deliverables: (i) the representations and warranties of Kernel being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to customary exceptions, including materiality qualifiers); (ii) Kernel having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) absence of any Material Adverse Effect with respect to Kernel since the date of the Business Combination Agreement which is continuing and uncured; (iv) the replacement of the Replacement Warrants and Replacement Options; (v) at the Closing, Kernel having $50,000,000 in Unencumbered Cash, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions and any Transaction Expenses) and the proceeds of the PIPE/Convertible Note Investment, 50% of any net cash proceeds of any capital investment raise and/or convertible debt raise conducted by the Company during the period beginning on the effective date of the Business Combination and ending on the Closing Date, and any net cash proceeds of any executed agreements regarding a capital investment raise and/or convertible debt raise conducted by Kernel or ParentCo in which such cash proceeds are required to be paid to ParentCo during the thirty (30) day period beginning on the Closing Date.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of June 30, 2023, the Company had approximately $804 in its operating bank account and a working capital deficit of $10,612,626.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $1,150,000, and Convertible Promissory Note of $1,450,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s management plans to complete a business combination prior to the mandatory liquidation date.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these unaudited condensed financial statements are the determination of the fair value of the warrant liability and the determination of the fair value of the derivative liability for the forward purchase agreement. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the six months ended June 30, 2023, $232,542,916 was paid to redeeming shareholders. At June 30, 2023 cash was held in the account and December 31, 2022 investments were held in the Trust Account, and the total amounts are $79,151,314 and $309,234,766, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the balance sheets, except for warrant liabilities (see Note 10).

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

Derivative Financial Instruments

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Forward Purchase Agreement (see Note 6) is classified as a derivative in the condensed balance sheets with changes in the fair value recognized in the unaudited condensed statements of operations.

Convertible Promissory Notes

On March 23, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000 (the ‘First Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 600,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $600,000 at June 30, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (60,000 shares).

On April 4, 2023, Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal of $50,000 (“the Aesther Healthcare Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 50,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Aesther Healthcare Sponsor, upon the closing of a Business Combination, the outstanding principal of $50,000 at June 30, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (5,000 shares).

On April 25, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $800,000 (the “Second Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 800,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $800,000 at June 30, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (80,000 shares).

Collectively, the First Polar Fund Convertible Note, the Aesther Healthcare Convertible Note and the Second Polar Fund Convertible Note are referred to as the Convertible Notes. The Company accounted for its Share Rights as equity-classified instruments based on an assessment of the Share Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Share Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Share Rights meet all the requirements for equity classification under ASC 815, including whether the Share Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of Rights issuance. Both the Convertible Promissory Note and the Share Rights meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2 “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the two instruments based on their relative fair values. At March 23, 2023 the Company allocated $53,191 of the proceeds to the First Polar Fund Convertible Note and $546,809 for the Share Rights. At April 4, 2023, the Company allocated $4,409 of the proceeds to the Asther Healthcare Convertible Note and $45,591 for the Share Rights. At April 25, 2023 the Company allocated $70,299 of the proceeds to the Second Polar Fund Convertible Note and $729,701 for the Share Rights. The Share Rights are recognized as a debt discount to the Convertible Promissory Notes and are accreted through interest expense to the face value of the Convertible Promissory Notes utilizing an effective interest method. At June 30, 2023 the carrying values of the Convertible Promissory Notes (see Note 5) and the discounts were $1,033,299 and $416,701, respectively.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, the Company had 7,626,878 and 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively. During the six months ended June 30, 2023, 22,848,122 Class A ordinary shares were redeemed by shareholders.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss) - basic and diluted	$(2,932,945)	$(2,929,820)	$3,437,291	$859,323

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	7,626,878	7,618,750	30,475,000	7,618,750

Basic and diluted net income (loss) per ordinary share	$(0.38)	$(0.38)	$0.11	$0.11

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of Net income (loss) - basic and diluted	$(5,365,954)	$(3,225,092)	$8,336,796	$2,084,199

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	12,676,187	7,618,750	30,475,000	7,618,750

Basic and diluted Net income (loss) per ordinary share	$(0.42)	$(0.42)	$0.27	$0.27

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 Units, including 3,975,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. In the six months ended June 30, 2023, 22,848,122, Class A ordinary shares were redeemed by shareholders.

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

During the six months ended June 30, 2023 , the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $1,150,000, which will in turn be loaned by the Sponsor to the Company (the “Promissory Note”), to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of June 30, 2023, the total amount drawn on the Loan Agreements was $803,834.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended June 30, 2023 and 2022, the Company incurred $30,000 and $30,000 for such services, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred $60,000 and $60,000 for such services, respectively. As of June 30, 2023 and December 31, 2022, $230,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three and six months ended June 30, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor or any related party.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. DEBT

The Convertible Promissory Notes are non-interest bearing and are due within five business days from the date on which we consummate a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. The Convertible Promissory Notes may be converted into Class A Common Stock at one share for each $10 of additional capital contribution at the option of the investor.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Convertible Promissory Note’s maturity date.

As described in Note 1, during the six months ended June 30, 2023 the Company entered into the First Polar Fund Convertible Note pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000. Additionally, the Company entered into the Second Polar Fund Convertible Note, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $800,000. As of June 30, 2023 and December 31, 2022, the outstanding balance under the First and Second Polar Fund Convertible Promissory Notes amounted to an aggregate of $1,400,000 and $0, respectively. The Company recorded $546,809 and $729,701 for debt discount upon issuance of the First Polar Fund Convertible Note, and Second Polar Fund Convertible Note, respectively. For the six months ended June 30, 2023, the amortization of the discount resulted in interest expense of $400,993 and $472,159 for each of these loans respectively.

The Company also entered into the Aesther Healthcare Convertible Note during the three months ended June 30, 2023, pursuant to which Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal of $50,000. As of June 30, 2023 and December 31, 2022, the outstanding balance under the Aesther Healthcare Convertible Note amounted to an aggregate of $50,000 and $0, respectively. The Company recorded a $45,591 debt discount upon issuance of the Aesther Healthcare Convertible Promissory Note. For the six months ended June 30, 2023, the amortization of the discount resulted in interest expense of $32,248 for this loan.

The following table presents the aggregate of Convertible Promissory Notes as of June 30, 2023:

Principal value	$1,450,000
Debt discount	(416,701)
Carrying value	$1,033,299

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $6.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential Business Combination of the Company. Of the total $10,666,250 waived fee, $9,910,904 was recorded as a decrease to accumulated deficit and $755,346 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

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

The Company evaluated the forward purchase agreement at June 30, 2023 with a value of $5,473,232.

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

The first Premium Finance Agreement is for $350,000 and accrues interest at a fixed rate of 7.5% per annum for a total of $3,136 over the term of the Premium Finance Agreement. Monthly payments of $35,784, were paid in four monthly installments, which commenced on February 28, 2023 with a maturity date of May 28, 2023. Upon entering into the Premium Finance Agreement, an upfront payment of $210,000 was due and paid on March 27, 2023.

The second Premium Finance Agreement is for $194,569 and accrues interest at a fixed rate of 7.5% per annum for a total of $1,744 over the term of the Premium Finance Agreement. Monthly payments of $19,893, were paid in four monthly installments, which commenced on February 28, 2023 with a maturity date of May 28, 2023. Upon entering into the Premium Finance Agreement, an upfront payment of $116,741 was due and paid on March 27, 2023.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the three months ended June 30, 2023, the total expenses incurred under the Premium Finance Agreements, covering upfront, monthly and interest payments was $204,867. During the six months ended June 30, 2023, the total expenses incurred under the Premium Finance Agreements, covering upfront, monthly and interest payments was $412,087. The total cash disbursements made under the Finance Agreements totaled $545,302 for the six months ended June 30, 2023.

NOTE 7. WARRANTS

As of June 30, 2023 and December 31, 2022, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,626,878 and 30,475,000, respectively, of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Remeasurement on Class A ordinary shares to redemption value	40,095,034
Class A ordinary shares subject to possible redemption as of December 31, 2021	304,750,000
Remeasurement of carrying value to redemption value	4,384,766
Class A ordinary shares subject to possible redemption as of December 31, 2022	309,134,766
Redemption of shares	(232,542,916)
Remeasurement of carrying value to redemption value	1,559,464
Class A ordinary shares subject to possible redemption as of March 31, 2023	78,151,314
Derecognition of deferred underwriting fee payable allocated to Class A common shares	9,910,904
Remeasurement of carrying value to redemption value	(9,010,904)
Class A ordinary shares subject to possible redemption as of June 30, 2023	$79,051,314

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. During the six months ended June 30, 2023, 22,848,122 Class A ordinary shares were redeemed by shareholders. As of June 30, 2023 and December 31, 2022, there were 7,626,878 and 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 19, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Class B ordinary shares that increased the number of outstanding Class B ordinary shares from 7,187,500 to 7,618,750 shares. Of the 7,618,750 Class B ordinary shares outstanding, up to 993,750 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Class B ordinary shares were no longer subject to forfeiture. There were 7,618,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Liabilities
Derivative liability - forward purchase agreement	$5,473,232	$—	$—	$5,473,232
Warrant liability – Public Warrants	$1,828,500	$—	$1,828,500	$—
Warrant liability – Private Placement	$1,050,000	$—	$1,050,000	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$309,234,766	$309,234,766	$—	$—
Liabilities
Warrant liability – Public Warrants	$86,854	$86,854	$—	$—
Warrant liability – Private Placement	$87,500	$—	$87,500	$—

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

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, and risk-free interest rate. The Company estimates the volatility based on historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date:

Forward Purchase Agreement	At June 30, 2023
Exercise price	$10.39
Stock Price	$10.49
Time to Business Combination (years)	3.34
Risk-free rate	4.33%
Volatility rate	4.70%
Probability of completing an initial Business Combination	75%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant liabilities at December 31, 2022	$0
Change in fair value	$5,473,232
Fair value as of June 30, 2023	$5,473,232

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 5, 2023, the Company deposited $300,000 into the Company’s Trust account for its public shareholders, representing $0.04 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 5, 2023 to August 5, 2023, (the “Extension”). The Extension is the sixth of six-monthly extensions permitted under the Company’s governing documents.

On August 3, 2023, the Company held an extraordinary general meeting of its shareholders (the “August Shareholders Meeting”). At the August Shareholders Meeting, the Company’s shareholders entitle to vote at the meeting cast their votes and approved the proposal (the “Second Extension Amendment Proposal”) to change the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO from August 5, 2023 by up to six (6) one-month extensions to February 5, 2024. As part of the Second Extension Amendment Proposal, the shareholders approved the Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Second Charter Amendment”). The Second Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to February 5, 2024 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each 1-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Fund the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Second Charter Amendment by the Company’s shareholders with respect to the first such extension), unless the closing of the Company’s initial Business Combination shall have occurred (the “Extension Payment”), in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.

At the August Shareholders Meeting, the Company’s shareholders also approved a proposal to amend the Trust Agreement (the “Second Trust Amendment Proposal”) to conform the procedures in the Trust Agreement by which the Company may extend the date on which the Trust Account must be liquidated if the Company has not completed its initial Business Combination to the procedures in the Second Charter Amendment.

In connection with the approval of the Second Extension Amendment Proposal and the Second Trust Amendment Proposal at the August Shareholders Meeting, holders of 1,310,929 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.44 per share, for an aggregate of approximately $13.7 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $65.9 million before the Extension Payment.

During July and August 2023, the Company entered into loan agreements with six investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $900,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and pursuant to the agreement, the Company shall not be responsible for the payment of any interest on the loans.

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

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the Charter Amendment, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that closed on February 5, 2021 (the “IPO”) which is currently February 5, 2023 unless extended. The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Fund with Continental by the deadline applicable prior to the extension the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 22,848,122 of the Company’s Class A ordinary shares (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the Extension Payment.

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9, 2023, and June 6, 2023, the Company deposited $300,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, and July 5, 2023, respectively. For the six months ended June 30, 2023, cash deposited into the Trust Account in relation to the extensions amounted to $1,500,000.

Proposed Business Combination

On March 3, 2023, the Company entered into a business combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), VKSS Capital, LLC, in its capacity as the Sponsor, AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”), and AIRO Group Holdings’ sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

Nasdaq Delisting Notice

On July 7, 2023, the Company received a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that, as of June 29, 2023, the Company had failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a) (the “Rule”) and therefore was not in compliance with the Rule. As a result, Nasdaq has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). Accordingly, the Company intends to timely request a hearing. The hearing request will stay the suspension of the Company’s securities and the termination of registration of the securities with Nasdaq as required by the rules of the Securities and Exchange Commission pending the Panel’s decision and, therefore, Nasdaq’s notice has no immediate effect on the listing of the Company’s ordinary shares, units or warrants on Nasdaq. The time and place of any hearing before the Panel will be determined by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Liquidity, Capital Resources, and Going Concern

For the six months ended June 30, 2023, net cash used in operating activities of $846,125, which was due to our net loss of $8,591,046, income from investments held in Trust Account of $959,464, gain on waiver of deferred underwriting commissions of $755,346; partially offset by unrealized loss on changes in the fair value of warrant liabilities of $2,704,146, amortization of debt discount of $905,400, change in fair value of derivative liabilities of $5,473,232 and changes in working capital of $376,953.

For the six months ended June 30, 2022, net cash used in operating activities was $238,074, which was due to unrealized loss on changes in the fair value of warrant liabilities of $10,554,500, income from investments held in Trust Account of $460,401, partially offset by our net income of $10,420,995, and changes in working capital of $355,832.

For the six months ended June 30, 2023, net cash provided by investing activities of $231,042,916 included the proceeds from cash withdrawn from the Trust Account for payment to redeeming shareholders of $232,542,916 to pay redeeming shareholders, partially offset by the investment of cash deposited into the Trust Account of $1,500,000 in connection with the Extension Payments.

There were no cash flows from investing activities for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash used in financing activities of $230,289,082 included payments to redeeming shareholders of $232,542,916, partially offset by proceeds from a related party promissory notes of $803,834, and convertible promissory notes of $1,450,000.

For the six months ended June 30, 2022, net cash used in financing activities was $70,000 which was a result of payment of offering costs.

As of June 30, 2023, we had $804 in our operating bank account and a working capital deficit of $10,612,626.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $1,150,000, and Convertible Promissory Note of $1,450,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company are unable to continue as a going concern. The Company’s management plans to complete a Business Combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2023, we had a net loss of $5,862,765, which consisted of $240,053 in operating and formation costs and $30,000 related party administrative fees, $872,996 in amortization of debt discount, $1,830 in interest expense, change in fair value of derivative liabilities of $5,473,232, partially offset by $755,346 of a gain on waiver of deferred underwriting commissions by underwriter.

For the three months ended June 30, 2022, we had net income of $4,296,614, which consisted of $432,853 of income from investments held in the Trust Account and an unrealized gain of $4,077,875 resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $184,000 in operating and formation costs and $30,000 of related party administrative fees.

For the six months ended June 30, 2023, we had a net loss of $8,591,046, which consisted of an unrealized loss of $2,704,146 resulting from the change in fair value of derivative warrant liabilities, $1,159,418 in operating and formation costs and $60,000 of related party administrative fees, $905,400 in amortization of debt discount, $3,660 in interest expense, change in fair value of derivative liabilities of $5,473,232 partially offset by $959,464 of income from investments held in the Trust Account, and $755,346 gain resulting from a waiver of deferred underwriting commissions.

For the six months ended June 30, 2022, we had net income of $10,420,995, which consisted of $460,401 of income from investments held in Trust Account and a unrealized gain of $10,554,500 resulting from the change in fair value of derivative warrant liabilities, partially offset by $533,906 in operating and formation costs and $60,000 of related party administrative fees.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

During the six months ended June 30, 2023 , the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $1,150,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of June 30, 2023, the total amount drawn on the Loan Agreements was $803,834.

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

The Company evaluated the forward purchase agreement at June 30, 2023 at a value of $5,473,232.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended June 30, 2023 and 2022, the Company incurred $30,000 and $30,000 for such services, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred $60,000 and $60,000 for such services, respectively. As of June 30, 2023 and December 31, 2022, $230,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed balance sheets.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $6.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential Business Combination of the Company. Of the total $10,666,250 waived fee, $9,910,904 was recorded as a reduction to accumulated deficit and $755,346 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, we had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets. In the six months ended June 30, 2023 , 22,848,122 Class A ordinary shares were redeemed by shareholders.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

In connection with the initial public offering and the exercise of the underwriters’ over-allotment option, we incurred offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions and the initial public offering expenses, approximately $304.8 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the Private Placement Warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the Private Placement Warrants as is described in our final prospectus related to our initial public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated March 3, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 6, 2023)
3.1	Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 5, 2021)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed May 12, 2023)
10.1	Amendment No. 1 to Investment Management Trust Agreement, dated February 3, 2023, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2023)
10.2	Forward Purchase Agreement, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2023)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2023	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer

