Form 10-Q
period 2023-09-30
Kernel Group Holdings, Inc.
filed 2023-11-13
CIK 1832950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39983

KERNEL GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1567976
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2 Rousseau Street San Francisco, California	94112
(Address of principal executive offices)	(Zip Code)

(415) 404-6356

(Registrant’s telephone number, including area code)

Not applicable

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

As of November 13, 2023, there were 6,315,949 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,618,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

KERNEL GROUP HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KERNEL GROUP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$804	$93,095
Prepaid expenses	44,754	42,022
Total current assets	45,558	135,117
Cash and investments held in Trust Account	66,631,804	309,234,766
Total Assets	$66,677,362	$309,369,883

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,418,880	$848,420
Accrued expenses and other current liabilities	15,260	1,949,715
Accrued expenses - related party	260,000	170,000
Promissory note - related party	1,667,311	—
Convertible promissory note	1,450,000	—
Derivative liability - forward purchase agreement	6,261,728	—
Total current liabilities	13,073,179	2,968,135
Deferred underwriting commissions	—	10,666,250
Warrant liabilities	1,439,250	174,354
Total Liabilities	14,512,429	13,808,739

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,315,949 and 30,475,000 shares issued and outstanding at approximately $10.53 and $10.14 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	66,531,804	309,134,766

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022	762	762
Additional paid-in capital	—	—
Accumulated deficit	(14,367,633)	(13,574,384)
Total Shareholders’ Deficit	(14,366,871)	(13,573,622)
Total Liabilities and Shareholders’ Deficit	$66,677,362	$309,369,883

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative	$578,578	$249,489	$1,737,996	$783,395
Administrative fees - related party	30,000	30,000	90,000	90,000
Loss from operations	(608,578)	(279,489)	(1,827,996)	(873,395)
Other income (expense):
Unrealized (loss) gain from change in fair value of warrant liabilities	1,439,250	1,199,375	(1,264,896)	11,753,875
Income from investments held in Trust Account	562,902	1,378,065	1,522,366	1,838,466
Gain on waiver of deferred underwriting commissions by underwriter allocated to Public Warrants	—	—	755,346	—
Unrealized loss on fair value of derivative liabilities – forward purchase agreement	(788,496)	—	(6,261,728)	—
Interest expense - amortization of debt discount	(416,701)	—	(1,322,101)	—
Interest expense	(1,220)	—	(4,880)	—
Net income (loss)	$187,157	$2,297,951	$(8,403,889)	$12,718,946

Basic and diluted weighted average shares outstanding, Class A ordinary shares	11,608,672	30,475,000	12,316,438	30,475,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$0.06	$(0.42)	$0.33
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,618,750	7,618,750	7,618,750	7,618,750
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$0.06	$(0.42)	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	7,618,750	$762	$—	$(13,574,384)	$(13,573,622)
Proceeds allocated to Share Rights of convertible promissory note - related party	—	—	—	—	546,809	—	546,809
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(546,809)	(1,012,654)	(1,559,463)
Net loss	—	—	—	—	—	(2,728,281)	(2,728,281)
Balance at March 31, 2023 (unaudited)	—	$—	7,618,750	$762	$—	$(17,315,319)	$(17,314,557)
Proceeds allocated to Share Rights of convertible promissory note - related party	—	—	—	—	775,292	—	775,292
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(775,292)	9,786,196	9,010,904
Net loss	—	—	—	—	—	(5,862,765)	(5,862,765)
Balance at June 30, 2023 (unaudited)	—	$—	7,618,750	$762	$—	$(13,391,888)	$(13,391,126)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,162,902)	(1,162,902)
Net income	—	—	—	—	—	187,157	187,157
Balance at September 30, 2023 (unaudited)	—	$—	7,618,750	$762	$—	(14,367,633)	(14,366,871)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	7,618,750	$762	$—	$(24,845,647)	$(24,844,885)
Net income	—	—	—	—	—	6,124,381	6,124,381
Balance at March 31, 2022 (unaudited)	—	$—	7,618,750	$762	$—	$(18,721,266)	$(18,720,504)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(375,465)	(375,465)
Net income	—	—	—	—	—	4,296,614	4,296,614
Balance at June 30, 2022 (unaudited)	—	$—	7,618,750	$762	$—	$(14,800,117)	$(14,799,355)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,378,065)	(1,378,065)
Net income	—	—	—	—	—	2,297,951	2,297,951
Balance at September 30, 2022 (unaudited)	—	$—	7,618,750	$762	$—	$(13,880,231)	$(13,879,469)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(8,403,889)	$12,718,946
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from investments held in Trust Account	(1,522,366)	(1,838,466)
Interest expense - amortization of debt discount	1,322,101	—
Unrealized loss (gain) on the change in fair value of warrant liabilities	1,264,896	(11,753,875)
Change in fair value of derivative liabilities – forward purchase agreement	6,261,728	—
Gain on waiver of deferred underwriting commissions by underwriter	(755,346)	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,731)	285,464
Accounts payable	2,570,460	4,033
Accrued expenses and other current liabilities	(1,934,455)	187,681
Accrued expenses - related party	90,000	103,852
Net cash used in operating activities	(1,109,602)	(292,365)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(2,100,000)	—
Proceeds from Trust Account for payment to redeeming shareholders	246,225,328	—
Net cash provided by investing activities	244,125,328	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,667,311	—
Proceeds from convertible promissory note	1,450,000	—
Payment to redeeming shareholders	(246,225,328)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(243,108,017)	(70,000)

Net Change in Cash	(92,291)	(362,365)
Cash - Beginning of the period	93,095	474,945
Cash - End of the period	$804	$112,580

Non-cash investing and financing activities:
Waiver of deferred underwriting commissions by underwriter	$9,910,904	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, RISKS AND UNCERTAINTIES AND GOING CONCERN

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

As of September 30, 2023, the Company had not commenced any operations. All activity from November 10, 2020 through September 30, 2023 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income, interest income or gains on investments held in a trust account (“Trust Account”) from the proceeds derived from the Initial Public Offering.

The Company’s sponsor was Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive their rights to the fee payable by the Company for deferred underwriting commissions, with respect to any potential Business Combination of the Company (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of 8,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million, which is discussed in Note 4.

On December 28, 2022, the Company entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares of the Company, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time the Company effects the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of December 28, 2022, pro rata based on the equityholders’ underlying interest in the Company’s Class B ordinary shares as of December 28, 2022 (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $304.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and has been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company’s New Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months (including six month extension) from the closing of the Initial Public Offering, or February 5, 2024, (the “Combination Period”) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved a charter amendment (the “February Charter Amendment”), changing the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Public Shares (the “Termination Date”), which was previously February 5, 2023 (the “August Charter Amendment Proposal”). The February Charter Amendment allowed the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each, an “Extension,” and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each 1-month Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the applicable Extended Deadline (the “Extension Payment”), the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the February Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal, the shareholders also approved a proposal to amend the Company’s trust agreement with Continental (the “Trust Agreement”), pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the February Charter Amendment (the “Trust Amendment Proposal”). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the shareholders meeting, holders of 22,848,122 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the first Extension Payment.

The shareholders of the Company approved the Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “August Charter Amendment”) at the August 3, 2023 shareholders meeting, changing the structure and cost of the Company’s right to extend the Termination Date by up to six (6) one-month Extensions to February 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day (the “Second Extension Amendment Proposal”). To effect each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental an Extension Payment (after giving effect to redemptions in connection with the approval of the August Extension Charter Amendment) the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s Public Shares outstanding as of the applicable Extended Deadline, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the approval of the Second Extension Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the August Charter Amendment (the “Second Trust Amendment Proposal”).

In connection with the approval of the Second Extension Amendment Proposal and the Second Trust Amendment Proposal at the August 3, 2023 shareholders meeting, holders of 1,310,929 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $13.6 million. Following the payment of the redemptions, the Trust Account has a balance of $66,631,804 inclusive of extension payments at September 30, 2023.

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9,2023, June 6,2023, and July 5, 2023 the Company deposited $300,000, and on each of August 3, 2023 and September 5, 2023 the Company deposited $150,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, July 5, 2023, August 5, 2023, September 5, 2023, October 5, 2023, and November 5, 2023, respectively. For the nine months ended September 30, 2023, cash deposited into the Trust Account in relation to the extensions amounted to $2,100,000.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Proposed Business Combination

On March 3, 2023, the Company entered into a business combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”), referred to collectively as the parties (the “Parties”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall have the contingent right to receive from ParentCo, in the aggregate, up to 33,000,000 additional shares of ParentCo common stock, and the Sponsor shall have the contingent right to receive up to 3,300,000 shares of ParentCo Common Stock (the “Earnout Shares”). In the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date,” and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then upon the occurrence of each (i), (ii), and (iii), ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of 6,600,000 Earnout Shares and the Sponsor shall be issued 660,000 Earnout Shares. In the event that ParentCo’s EBITDA for any Earnout Period is (x) greater than or equal to $(19,300,000) for the first time during the Earnout Eligibility Period, (y) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (z) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then upon the occurrence of each (x), (y), and (z), ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of 4,400,000 Earnout Shares and the Sponsor shall be issued 440,000 Earnout Shares.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 29, 2023, the Company, ParentCo, Kernel Merger Sub, AIRO Merger Sub, Seller Representative, AIRO Group Holdings, and the Sponsor entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment amends the Business Combination Agreement to make certain changes to the earnout provisions to fix the number of Earnout Shares that can be granted in each Earnout Period based on a $10.00 per share price.

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

The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.

The impact of these conflicts on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As a result of political tensions in the Middle East and the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of September 30, 2023, the Company had approximately $804 in its operating bank account and a working capital deficit of $13,027,621.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $2,100,000, and Convertible Promissory Note of $1,450,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying certain existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2023, with the option to extend an additional two months to February 5, 2024, as permitted by the Company’s governing documents. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company are unable to continue as a going concern. The Company’s management plans to complete a business combination prior to the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability and forward purchase agreement. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

Investments Held in Trust Account

Until February 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. In July 2023, the Company instructed Continental to instead hold the funds in the Trust Account in an interest-bearing demand deposit account. In February 2023, the Company transferred the funds in the Trust Account into cash, and in August 2023, the Company transferred the Trust Account funds back to an interest-bearing demand deposit account. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the nine months ended September 30, 2023, $246,225,328 was paid to redeeming shareholders. At September 30, 2023 and December 31, 2022, the investments held in the Trust Account totaled $66,631,804 and $309,234,766, respectively.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible Promissory Notes

On March 23, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000 (the ‘First Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 600,000 Class A Common Stock at the closing of a business combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a business combination, the outstanding principal of $600,000 at September 30, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10.00 of additional capital contribution (60,000 shares).

On April 4, 2023, Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal of $50,000 (“the Aesther Healthcare Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 50,000 Class A Common Stock at the closing of a business combination (“Share Rights”). At the option of Aesther Healthcare Sponsor, upon the closing of a business combination, the outstanding principal of $50,000 at September 30, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10.00 of additional capital contribution (5,000 shares).

On April 25, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $800,000 (the “Second Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 800,000 Class A Common Stock at the closing of a business combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a business combination, the outstanding principal of $800,000 at September 30, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (80,000 shares).

Collectively, the First Polar Fund Convertible Note, the Aesther Healthcare Convertible Note and the Second Polar Fund Convertible Note are referred to as the Convertible Notes. The Company accounted for its Share Rights as equity-classified instruments based on an assessment of the Share Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Share Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Share Rights meet all the requirements for equity classification under ASC 815, including whether the Share Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of Share Rights issuance. Both the Convertible Promissory Note and the Share Rights meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2, “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the two instruments based on their relative fair values. At March 23, 2023, the Company allocated $53,191 of the proceeds to the First Polar Fund Convertible Note and $546,809 for the Share Rights. At April 4, 2023, the Company allocated $4,409 of the proceeds to the Asther Healthcare Convertible Note and $45,591 for the Share Rights. At April 25, 2023, the Company allocated $70,299 of the proceeds to the Second Polar Fund Convertible Note and $729,701 for the Share Rights. The Share Rights are recognized as a debt discount to the Convertible Promissory Notes and accreted through interest expense to the face value of the Convertible Promissory Notes utilizing an effective interest method. At September 30, 2023, the carrying value of the Convertible Promissory Notes (see Note 5) was $1,450,000, reflecting the fully amortized discount.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as other income (expenses) in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, the Company had 6,315,949 and 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively. During the nine months ended September 30, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic and diluted	$112,997	$74,160	$1,838,361	$459,590

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	11,608,672	7,618,750	30,475,000	7,618,750

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.06	$0.06

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net (loss) income - basic and diluted	$(5,192,125)	$(3,211,764)	$10,175,157	$2,543,789

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	12,316,438	7,618,750	30,475,000	7,618,750

Basic and diluted net (loss) income per ordinary share	$(0.42)	$(0.42)	$0.33	$0.33

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 Units, including 3,975,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. In the nine months ended September 30, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated a Private Placement of 8,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2023, the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $2,100,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of September 30, 2023, the total amount drawn on the Loan Agreements was $1,667,311.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2023 and 2022, the Company incurred $30,000 and $30,000 for such services, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 and $90,000 for such services, respectively. As of September 30, 2023 and December 31, 2022, $260,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor or any related party.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. DEBT

The Convertible Promissory Notes are non-interest bearing and are due within five business days from the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. The Convertible Promissory Notes may be converted into Class A Common Stock at one share for each $10.00 of additional capital contribution at the option of the investor.

The Company complies with ASC Topic 835, “Interest” (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Convertible Promissory Note’s maturity date.

As described in Note 1, on March 23, 2023 the Company entered into the First Polar Fund Convertible Note pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000. Additionally, the Company on April 25, 2023 entered into the Second Polar Fund Convertible Note, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $800,000. As of September 30, 2023 and December 31, 2022, the outstanding balance under the First and Second Polar Fund Convertible Promissory Notes amounted to an aggregate of $1,400,000 and $0, respectively. The Company recorded $546,809 and $729,701 for debt discount upon issuance of the First Polar Fund Convertible Note, and Second Polar Fund Convertible Note, respectively. For the three and nine months ended September 30, 2023, the amortization of the discount resulted in total interest expense of $403,357 and $1,276,510 for these loans, respectively.

The Company also entered into the Aesther Healthcare Convertible Note on April 4, 2023, pursuant to which Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal of $50,000. As of September 30, 2023 and December 31, 2022, the outstanding balance under the Aesther Healthcare Convertible Note amounted to an aggregate of $50,000 and $0, respectively. The Company recorded a $45,591 debt discount upon issuance of the Aesther Healthcare Convertible Promissory Note. For the three and nine months ended September 30, 2023, the amortization of the discount resulted in interest expense of $13,343 and $45,591 for this loan, respectively.

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

The underwriter was entitled to an underwriting discount of $0.20 per unit, approximately $6.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.7 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential Business Combination of the Company. Of the total $10,666,250 waived fee, $9,910,904 was recorded as a decrease to the common stock subject to redemption and $755,346 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

Forward Purchase Agreement

In February 2023, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”), intends, but is not obligated, to purchase from the Company up to a maximum of 7,700,000 Class A ordinary shares (the “Forward Purchase Shares”) from holders (other than the Company or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination.

The Seller will determine in its sole discretion the specific number of Forward Purchase Shares (up to 7,700,000) that it will purchase, if any, and the obligation of the Company to sell the Forward Purchase Shares is subject to the approval of the Seller’s manager following notice to the Seller that the Company intends to enter into an agreement for a Business Combination.

The Forward Purchase Agreement also provides that the Seller is entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the Company in an initial Business Combination, expenses in connection with an initial Business Combination or for working capital in the post-Business Combination company. These purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for an initial Business Combination. The forward purchase shares will be issued only in connection with the closing of an initial Business Combination.

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

The Company fair valued the Forward Purchase Agreement at September 30, 2023 with a value of $6,261,728.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the three months ended September 30, 2023, the total expenses incurred under the Premium Finance Agreements, covering upfront, monthly and interest payments was $136,578 and are included in general and administrative costs on the accompanying statements of operations. During the nine months ended September 30, 2023, the total expenses incurred under the Premium Finance Agreements, covering upfront, monthly and interest payments was $548,665 and are included in general and administrative costs on the accompanying statements of operations. The total cash disbursements made under the Finance Agreements totaled $545,302 for the nine months ended September 30, 2023.

NOTE 7. WARRANTS

As of September 30, 2023 and December 31, 2022, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 6,315,949 and 30,475,000, respectively, of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	309,134,766
Redemption of shares	(232,542,916)
Remeasurement of carrying value to redemption value	1,559,464
Class A ordinary shares subject to possible redemption as of March 31, 2023	78,151,314
Derecognition of deferred underwriting fee payable allocated to Class A ordinary shares	9,910,904
Remeasurement of carrying value to redemption value	(9,010,904)
Class A ordinary shares subject to possible redemption as of June 30, 2023	79,051,314
Redemption of shares	(13,682,412)
Remeasurement of carrying value to redemption value	1,162,902
Class A ordinary shares subject to possible redemption as of September 30, 2023	$66,531,804

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. During the nine months ended September 30, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders. As of September 30, 2023 and December 31, 2022, there were 6,315,949 and 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. There were 7,618,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust Account:
Money market funds	$66,631,804	$66,631,804	$—	$—
Liabilities
Derivative liability - forward purchase	$6,261,728			$6,261,728
Warrant liability – Public Warrants	$914,250	$—	$914,250	$—
Warrant liability – Private Placement Warrants	$525,000	$—	$525,000	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$309,234,766	$309,234,766	$—	$—
Liabilities
Warrant liability – Public Warrants	$86,854	$86,854	$—	$—
Warrant liability – Private Placement	$87,500	$—	$87,500	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 fair value measurement to a Level 2 fair value measurement in the second quarter of 2023 due to limited trading activity observed.

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

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, and risk-free interest rate. The Company estimates the volatility based on historical volatility of select peer company’s shares that matches the expected remaining life of the Forward Purchase Agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Forward Purchase Agreement. The expected life of the Forward Purchase Agreement is assumed to be equivalent to their remaining contractual term. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date:

Forward Purchase Agreement	At September 30, 2023
Exercise price	$10.53
Stock Price	$10.61
Time to Business Combination (years)	3.13
Risk-free rate	4.68%
Volatility rate	4.80%
Probability of completing an initial Business Combination	75%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Forward Purchase Agreement liabilities at December 31, 2022	—
Unrealized loss	5,473,232
Fair value as of June 30, 2023	$5,473,232
Unrealized loss	788,496
Fair value as of September 30, 2023	$6,261,728

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 5, 2023, The Company deposited $150,000 into the Company’s Trust Account for its public shareholders, representing $0.02 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 5, 2023, to November 5, 2023. The Extension is the third of six-monthly extensions permitted under the Company’s governing documents.

On November 6, 2023, The Company deposited $150,000 into the Company’s Trust Account for its public shareholders, representing $0.02 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 5, 2023, to December 5, 2023. The Extension is the fourth of six-monthly extensions permitted under the Company’s governing documents.

On November 1, 2023 and November 6, 2023, the Company entered into loan agreements with two investors and the Sponsor (the “November Loan Agreements”). Pursuant to the November Loan Agreements, the investors loaned the Sponsor a total of $250,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On December 28, 2022, we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of December 28, 2022, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of the December 28, 2022.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $304.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the charter amendment (the “February Charter Amendment”), changing the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Public Shares (the “Termination Date”), which was previously February 5, 2023 (the “August Charter Amendment Proposal”). The February Charter Amendment allowed the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each, an “Extension,” and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the applicable Extended Deadline (the “Extension Payment”) the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the February Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Extension Amendment Proposal, the shareholders also approved a proposal to amend the Company’s trust agreement with Continental (the “Trust Agreement”), pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the February Charter Amendment (the “Trust Amendment Proposal”). In connection with the approval of the Extension Amendment and the Trust Amendment Proposal at the shareholders meeting, holders of 22,848,122 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the first Extension Payment.

The shareholders of the Company approved the Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “August Charter Amendment”) at the August 3, 2023 shareholders meeting, changing the structure and cost of the Company’s right to extend the Termination Date by up to six (6) one-month Extensions to February 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental an Extension Payment (after giving effect to redemptions in connection with the approval of the August Extension Charter Amendment) the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s Public Shares outstanding as of the applicable Extended Deadline, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Extension Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the August Charter Amendment (the “Second Trust Amendment Proposal”).

In connection with the approval of the Second Extension Amendment Proposal and the Second Trust Amendment Proposal at the August 3, 2023 shareholders meeting, holders of 1,310,929 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $13.6 million. Following the payment of the redemptions, the nine months ended September 30, 2023 showed the Trust Account with a balance of $66,631,804 inclusive of extension payments.

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9, 2023, June 6, 2023, and July 5, 2023 the Company deposited $300,000, and on each of August 3, 2023 and September 5, 2023 the Company deposited $150,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, July 5, 2023, August 5, 2023, September 5, 2023, October 5, 2023 and November 5, 2023, respectively. For the nine months ended September 30, 2023, cash deposited into the Trust Account in relation to the extensions amounted to $2,100,000.

Proposed Business Combination

On March 3, 2023, the Company entered into a business combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”), referred to collectively as the parties (the “Parties”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall have the contingent right to receive from ParentCo, in the aggregate, up to 33,000,000, and the Sponsor shall have the contingent right to receive up to 3,300,000 shares of ParentCo Common Stock (the “Earnout Shares”). In the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the Closing Date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the Closing Date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42,600,000 for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141,400,000 for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358,900,000 for the first time during the Earnout Eligibility Period, then upon the occurrence of each (i), (ii), and (iii) ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of 6,600,000 Earnout Shares and the Sponsor shall be issued 660,000 Earnout Shares. In the event that ParentCo’s EBITDA for any Earnout Period is (x) greater than or equal to $(19,300,000) for the first time during the Earnout Eligibility Period, (y) greater than or equal to $4,000,000 for the first time during the Earnout Eligibility Period and (z) greater than or equal to $98,600,000 for the first time during the Earnout Eligibility Period, then upon the occurrence of each of (x), (y), and (z), ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of 4,400,000 Earnout Shares and the Sponsor shall be issued 440,000 Earnout Shares.

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

On August 29, 2023, the Company, ParentCo, Kernel Merger Sub, AIRO Merger Sub, Seller Representative, AIRO Group Holdings, and the Sponsor entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment amends the Business Combination Agreement to make certain changes to the earnout provisions to fix the number of Earnout Shares that can be granted in each Earnout Period based on a $10.00 per share price.

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

On September 1, 2023, the Company received a letter (the “Nasdaq letter”) from the Listing Qualifications Department of Nasdaq stating that the Company regained compliance under the Rule upon holding its annual meeting of shareholders on August 31, 2023.

Liquidity, Capital Resources, and Going Concern

For the nine months ended September 30, 2023, net cash used in operating activities of $1,109,602, which was due to our net loss of $8,403,889, income from investments held in Trust Account of $1,522,366, gain on waiver of deferred underwriting commissions of $755,346, partially offset by unrealized loss on changes in the fair value of warrant liabilities of $1,264,896, amortization of debt discount of $1,322,101, unrealized loss on fair value of derivative liabilities – forward purchase agreement of $6,261,728, and changes in working capital of $723,274.

For the nine months ended September 30, 2022, net cash used in operating activities was $292,365, which was due to unrealized loss on changes in the fair value of warrant liabilities of $11,753,875, income from investments held in Trust Account of $1,838,466, partially offset by our net income of $12,718,946, and changes in working capital of $581,030.

For the nine months ended September 30, 2023, net cash provided by investing activities of $244,125,328 included the proceeds from cash withdrawn from the Trust Account of $246,225,328 to pay redeeming shareholders, partially offset by the investment of cash deposited into the Trust Account of $2,100,000 in connection with the Extension Payments.

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in financing activities of $243,108,017 included payments to redeeming shareholders of $246,225,328, partially offset by proceeds from a related party promissory notes of $1,667,311, and convertible promissory notes of $1,450,000.

For the nine months ended September 30, 2022, net cash used in financing activities was $70,000, which was a result of payment of offering costs.

As of September 30, 2023, we had $804 in our operating bank account and a working capital deficit of $13,027,621.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $2,100,000, and Convertible Promissory Note of $1,450,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company are unable to continue as a going concern. The Company’s management plans to complete a business combination prior to the mandatory liquidation date.

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

The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.

The impact of these conflicts on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2023, we had a net loss of $187,157, which consisted of $578,578 in general and administrative costs and $30,000 related party administrative fees, $416,701 in amortization of debt discount, $1,220 in interest expense, and $788,496 unrealized loss on fair value of derivatives related to the Forward Purchase Agreement, partially offset by $1,439,250 of unrealized gain from change in fair value of warrant liabilities and $562,902 from income from investments held in trust account.

For the three months ended September 30, 2022, we had net income of $2,297,951, which consisted of $1,378,065 of income from investments held in Trust Account and an unrealized gain of $1,199,375 resulting from the change in fair value of derivative warrant liabilities, partially offset by $249,489 in general and administrative expenses and $30,000 related party administrative fees.

For the nine months ended September 30, 2023, we had a net loss of $8,403,889, which consisted of $1,737,996 in general and administrative costs and $90,000 of related party administrative fees, an unrealized loss of $1,264,896 resulting from the change in fair value of derivative warrant liabilities, an unrealized loss of $6,261,728 resulting from change in fair value of the derivative liability Forward Purchase Agreement $1,322,101 in amortization of debt discount, $4,880 in interest expense, partially offset by $1,522,366 of income from investments held in the Trust Account, and $755,346 gain resulting from a waiver of deferred underwriting commissions.

For the nine months ended September 30, 2022, we had net income of $12,718,946, which consisted of $1,838,466 of income from investments held in Trust Account and a non-operating gain of $11,753,875 resulting from the change in fair value of derivative warrant liabilities, partially offset by $783,395 in general and administrative expenses and $90,000 related party administrative fees.

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

On December 28, 2022, we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of December 28, 2022, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of December 28, 2022.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

During the nine months ended September 30, 2023 , the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $2,100,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of September 30, 2023, the total amount drawn on the Loan Agreements was $1,667,311.

Forward Purchase Agreement

In February 2023, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”), intends, but is not obligated, to purchase from the Company up to a maximum of 7,700,000 Class A ordinary shares (the “Forward Purchase Shares”) from holders (other than the Company or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination.

The Seller will determine in its sole discretion the specific number of forward purchase shares (up to 7,700,000) that it will purchase, if any, and the obligation of the Company to sell the forward purchase shares is subject to the approval of the Seller’s manager following notice to the Seller that the Company intends to enter into an agreement for a Business Combination.

The Forward Purchase Agreement also provides that the Seller is entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the Company in an initial Business Combination, expenses in connection with an initial Business Combination or for working capital in the post-Business Combination company. These purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for an initial Business Combination. The Forward Purchase Shares will be issued only in connection with the closing of an initial Business Combination.

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

The Company evaluated the Forward Purchase Agreement at September 30, 2023 at a value of $6,261,728.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2023 and 2022, the Company incurred $30,000 and $30,000 for such services, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 and $90,000 for such services, respectively. As of September 30, 2023 and December 31, 2022, $260,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed balance sheets.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $6.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $10,666,250 waived fee, $9,910,904 was recorded as a reduction to accumulated deficit and $755,346 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, we had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets. In the nine months ended September 30, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 19, 2023, the Company was served with a lawsuit by KPMG AG Wirtschaftsprüfungsgesellschaft (“KPMG Germany”). KPMG Germany asserted claims against the Company for unpaid fees incurred by the Company for KPMG Germany’s transaction advice in 2021 in the amount of $758,282.35 (the “Claim”). The Claim is being brought in Germany in the District Court of Frankfurt am Main Chamber for Commercial Affairs, Regional Court of Urbach. On September 21, 2023, the Regional Court of Urbach set the amount in dispute at $736,690.70.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. We may disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

On February 2, 2021, we completed our Initial Public Offering of 30,475,000 units, including 3,975,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $304,750,000. Citigroup Global Markets Inc., served as the representative of the underwriters in the Company’s Initial Public Offering.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated March 3, 2023, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 6, 2023)
2.2	First Amendment to Business Combination Agreement, dated as of August 29, 2023, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2023)
3.1	Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 5, 2021)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed May 12, 2023)
3.3	Amendment to the Amended and Restated Articles of Association of the Company dated August 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 4, 2023)
4.1	Warrant Agreement, dated February 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 5, 2021)
10.1	Amendment No. 2 to Investment Management Trust Agreement, dated August 3, 2023, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2023)
10.2	Form of Loan and Transfer Agreement, by and among the Company, VKSS Capital, LLC, and lenders (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2023)
10.3

Form of Loan and Transfer Agreement, by and among the Company, VKSS Capital, LLC, and lenders (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2023	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2023	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

