Form 10-K
period 2023-12-31
Kernel Group Holdings, Inc.
filed 2024-03-12
CIK 1832950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2023, as reported on Nasdaq, was approximately $80.0 million (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.49).

As of March 11, 2024, 509,341 Class A ordinary shares, par value $0.0001 per share, and 7,618,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination within 36 (or 42, subject to six one-month extensions) months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by an outbreak of infectious diseases and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our Sponsor, executive officers, directors or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The SEC issued final rules to regulate special purpose acquisition companies that may increase our costs and the time needed to complete our initial business combination.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the 36 months (or 42 months, subject to six one-month extensions) following the closing of the IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	The waiver of fees by Citigroup Global Markets Inc. may indicate that they may be unwilling to be associated with our initial business combination.

●	Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Because we instructed Continental Stock Transfer & Trust Company to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation, following such liquidation of investments in the Trust Account, we will receive less interest on the funds held in the Trust Account than we would have received had we not liquidated such investments in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

●	If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

PART I

Item 1.	Business

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

On March 3, 2023, we entered into Business Combination Agreement with AIRO Group, Inc., a Delaware corporation and a wholly-owned subsidiary of Kernel (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ParentCo (“AIRO Merger Sub”), VKSS Capital, LLC, a Delaware limited liability company (the “ParentCo Representative”) and also in the capacity as Kernel’s sponsor (“Sponsor”), Dr. Chirinjeev Kathuria, in the capacity as the representative for the company stockholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”) (as may be amended from time to time, the “Business Combination Agreement”).

Initial Public Offering

On February 5, 2021, we consummated an initial public offering (the “IPO” or the “Initial Public Offering”) of 30,475,000 units (the “Units”), at an offering price of $10.00 per Unit, with each Unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (“Public Warrant”) and a private placement with Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”) of 8,750,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement”). The net proceeds from the IPO together with certain of the proceeds from the Private Placement, $304,750,000 in the aggregate (the “Offering Proceeds”), were placed in a Trust Account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the Offering Proceeds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association (as amended from time to time, the “Charter”) provide that the Offering Proceeds will not be released from the Trust Account (1) to the Company, until the completion of its initial business combination, or (2) to its public shareholders, until the earliest of (a) the completion of the its initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Charter (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 36 months (or 42months, subject to six one-month extensions) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of its Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated its business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of the IPO, subject to applicable law.

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, we consummated the Private Placement of 8,750,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement Warrants”), generating total proceeds of $8,750,000. The Private Placement Warrants, which were purchased by the Original Sponsor, are substantially similar to the Public Warrants, except that if held by the Original Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) subject to certain exceptions, are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Original Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the warrant agreement, dated February 5, 2021, by and between us and Continental Stock Transfer & Trust Company (“Continental”) (the “Warrant Agreement”).

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

Charter Amendments and Amendments to Trust Agreement

On February 3, 2023, we held an extraordinary general meeting of shareholders, at which shareholders voted upon, among other items, a proposal (the “Extension Amendment Proposal”) to amend our Charter (the “Charter Amendment”) to extend the date by which we must consummate an initial business combination from February 5, 2023 by up to six (6) one-month Extensions (defined below) to August 5, 2023 (the “Extension Meeting”). At the Extension Meeting, our shareholders also approved a proposal to amend our trust agreement with Continental (the “Trust Agreement”) (the “Trust Amendment Proposal”) to conform the procedures in the Trust Agreement by which we may extend the date on which the Trust Account must be liquidated if we have not completed our initial business combination to the procedures in the Charter Amendment.

In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Extension Meeting, a total of 200 shareholders elected to redeem an aggregate of 22,848,122 Class A ordinary shares. Following the payment of redemptions, we had approximately $77.6 million left in our Trust Account.

On August 3, 2023, we held an extraordinary general meeting of shareholders, at which shareholders voted upon, among other items, a proposal (the “Second Extension Amendment Proposal”) to amend our Charter (the “Second Charter Amendment”) to extend the date by which we must consummate an initial business combination from August 5, 2023 by up to six (6) one-month Extensions to February 5, 2024 (the “Extension Meeting - Second”). At the Extension Meeting - Second, our shareholders also approved a proposal to amend the Trust Agreement (the “Second Trust Amendment Proposal”) to conform the procedures in the Trust Agreement by which we may extend the date on which the Trust Account must be liquidated if we have not completed our initial business combination to the procedures in the Second Charter Amendment.

In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Extension Meeting - Second, holders of 1,310,929 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.44 per share, for an aggregate of approximately $13.7 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $65.9 million.

On February 1, 2024, we held an extraordinary general meeting of shareholders (the “Extension Meeting - Third”). At the Extension Meeting - Third, the our shareholders entitled to vote at the meeting cast their votes and approved a proposal (the “Third Extension Amendment Proposal”) to amend the our Charter (the “Third Charter Amendment”) to extend the date (the “Termination Date”) by which we must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving us and one or more businesses (a “business combination”), (ii) cease our operations if we fail to complete such business combination, and (iii) redeem or repurchase 100% of our Class A ordinary shares included as part of the Units sold in our IPO. The Third Charter Amendment allows us to extend the Termination Date by up to six (6) one-month extensions to August 5, 2024 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”), unless the closing of our initial business combination shall have occurred. At the Extension Meeting - Third, our shareholders also approved a proposal to amend the Trust Agreement (the “Third Trust Amendment Proposal”) to conform the procedures in the Trust Agreement by which we may extend the date on which the Trust Account must be liquidated if we have not completed our initial business combination to the procedures in the Third Charter Amendment.

In connection with the approval of the Third Extension Amendment Proposal and the Third Trust Amendment Proposal at the Extension Meeting - Third, holders of 5,806,608 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.80 per share, for an aggregate of approximately $62.7 million. Following the payment of the redemptions, the Trust Account will had balance of approximately $5.5 million.

Business Combination Agreement

On March 3, 2023, we entered into Business Combination Agreement with ParentCo, Kernel Merger Sub, AIRO Merger Sub, the Sponsor, the Seller Representative, and AIRO Group Holdings, pursuant to which, among other things, we will change our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

In connection with the Domestication, each Class B ordinary share, par value $0.0001 per share (the “Class B Ordinary Shares”) shall convert into a share of Class B common stock, par value $0.0001 per share, and each Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares”) shall convert into a share of Class A common stock, par value $0.0001 per share. Further, each share of Class B common stock and each share of Class A common stock that is then issued and outstanding shall convert automatically, on a one-for-one basis, into one share of common stock (the “Kernel Common Stock”).

Following the domestication, the parties will effect the merger of Kernel Merger Sub with and into us, with us continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “First Merger”). Immediately following the First Merger, AIRO Merger Sub will merge with and into the AIRO Group Holdings, with AIRO Group Holdings continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “Second Merger” and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination”).

Merger Consideration

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75,000,000, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75,000,000 exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14,000,000 (but not less than zero). In addition, holders of AIRO Group Holdings’ securities (“AIRO Holders”) shall also be entitled to receive up to 33,000,000 shares of ParentCo common stock and the Sponsor shall have the contingent right to receive up to 3,300,000 shares of ParentCo common stock (the “Earnout Shares”), based on ParentCo’s achievement of certain revenue thresholds. Subject to the terms and conditions of the Business Combination Agreement, in the event (i) ParentCo’s revenue for the fiscal year that includes the Closing Date (as defined in the Business Combination Agreement) is greater than or equal to $50,000,000, then, subject to the terms and conditions of this Agreement, ParentCo shall issue to each of the AIRO Holders such Stockholder’s Pro Rata Share (as defined in the Business Combination Agreement) of 11,000,000 Earnout Shares and the Sponsor shall be issued 1,100,000 Earnout Shares; (ii) ParentCo’s revenue for the first full fiscal year following the Closing Date is greater than or equal to $62,500,000, then, ParentCo shall issue to each of the AIRO Holders such Stockholder’s Pro Rata Share of 11,000,000 Earnout Shares and the Sponsor shall be issued 1,100,000 Earnout Shares; (iii) ParentCo’s revenue for the second full fiscal year following the Closing Date is greater than or equal to $78,100,000, then, ParentCo shall issue to each of the AIRO Holders such Stockholder’s Pro Rata Share of 11,000,000 Earnout Shares and the Sponsor shall be issued 1,100,000 Earnout Shares. In addition, in no event may more than one Earnout Share award for achieving a revenue target be earned in a single Earnout Period.

Conditions to the Consummation of the Merger

The Business Combination Agreement contains customary conditions to closing the Business Combination (the “Closing”), including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Kernel and AIRO Group Holdings of the Business Combination and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Business Combination; (v) the Registration Statement on Form S-4 having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a Material Adverse Effect with respect to the other party (as defined in the Business Combination Agreement); (viii) approval from Nasdaq for the listing of the shares of ParentCo’s common to be issued in connection with the Business Combination; and (ix) reconstitution of the post-Closing board of directors as contemplated under the Business Combination Agreement.

In addition, unless waived by AIRO Group Holdings, the obligations of AIRO Group Holdings to consummate the Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Kernel of the Related Agreements (as defined and described in greater detail below), customary certificates and other Closing deliverables: (i) the representations and warranties of Kernel being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to customary exceptions, including materiality qualifiers); (ii) Kernel having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) absence of any Material Adverse Effect with respect to Kernel since the date of the Business Combination Agreement which is continuing and uncured; (iv) the replacement of the Replacement Warrants and Replacement Options; (v) at the Closing, Kernel having $50,000,000 in Unencumbered Cash, including funds remaining in the Trust Account (after giving effect to the completion and payment of any redemptions and any Transaction Expenses) and the proceeds of the PIPE/Convertible Note Investment, fifty percent (50%) of any net cash proceeds of any capital investment raise and/or convertible debt raise conducted by the Company during the period beginning on the effective date of the Business Combination and ending on the Closing Date, and any net cash proceeds of any executed agreements regarding a capital investment raise and/or convertible debt raise conducted by Kernel or ParentCo in which such cash proceeds are required to be paid to ParentCo during the thirty (30) day period beginning on the Closing Date.

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

First Amendment to the Business Combination Agreement

On August 29, 2023, the parties to the Business Combination Agreement entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment amends the Business Combination Agreement to make certain changes to the earnout provisions to fix the number of Earnout Shares that can be granted in each Earnout Period based on a $10.00 Per Share Price.

Second Amendment to the Business Combination Agreement

On January 16, 2024, the parties to the Business Combination Agreement entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to change the terms under which the AIRO Group Holdings Inc. shareholders and the Sponsor shall have a contingent right to receive the Earnout Shares as additional consideration based on ParentCo’s achievement of certain revenue thresholds. The Second Amendment also changes the “Outside Date” from August 2, 2023, to August 5, 2024.

Third Amendment to the Business Combination Agreement

On February 5, 2024, the parties to the Business Combination Agreement entered into the Third Amendment to the Business Combination Agreement (the “Third Amendment”). The Third Amendment amends the Business Combination Agreement to delete Section 7.1(g) of the Business Combination Agreement, which requires Kernel to have at least $5,000,001 of net tangible assets at Closing.

Loan and Transfer Agreements

On July 31, 2023, we entered into Loan and Transfer Agreements between Kernel, the Sponsor, and other parties (the “Lenders”), pursuant to which the Lenders loaned an aggregate of $900,000 (the “Funded Amount”) to the Sponsor (the “Loan”) and the Sponsor loaned $900,000 to Kernel (the “SPAC Loan”). The Loan shall accrue interest at 8% per annum and the SPAC Loan does not accrue interest. Kernel is not responsible for the payment of any interest on the Loan and is only required to repay the principal amount of the SPAC Loan upon the completion of its initial business combination. The Funded Amount, together with all accrued and unpaid interest thereon, shall be repaid by the Sponsor at the option of the Lender, in either (a) cash; or (b) Class A ordinary shares of the Company held by the Sponsor, either upon automatic conversion of Class B ordinary shares held by the Sponsor upon the closing of the initial business combination or other Class A ordinary shares acquired by the Sponsor, at the rate of one (1) Class A ordinary share for each $10.00 of converted principal and interest. As additional consideration for the Lenders making the Loan available to the Sponsor, the Sponsor agreed to transfer four (4) Class A ordinary shares of Kernel to Lender for each $10.00 multiple of the Funded Amount, which included the registration rights previously provided by Kernel to the Sponsor. Pursuant to the Business Combination Agreement, the SPAC Loan requires the issuance of an additional 900,000 shares of ParentCo Common Stock (as defined in the Business Combination Agreement).

On November 1, 2023 and November 6, 2023, the Company entered into Loan and Transfer Agreements between the Kernel, the Sponsor, and other parties (the “Lenders”), pursuant to which the Lenders loaned an aggregate of $250,000 (the “Second Funded Amount”) to the Sponsor (the “Second Loan”) and the Sponsor loaned $250,000 to the Company (the “Second SPAC Loan”). The Second Loan shall accrue interest at 8% per annum and the Second SPAC Loan does not accrue interest. Kernel is not responsible for the payment of any interest on the Second Loan and is only required to repay the principal amount of the Second SPAC Loan upon the completion of its initial business combination. The Second Funded Amount, together with all accrued and unpaid interest thereon, shall be repaid by the Sponsor at the option of the Lenders, in either (a) cash; or (b) Class A ordinary shares of Kernel held by the Sponsor, either upon automatic conversion of Class B ordinary shares held by the Sponsor upon the closing of the initial business combination or other Class A ordinary shares acquired by the Sponsor, at the rate of one (1) Class A ordinary share for each $10.00 of converted principal and interest. As additional consideration for the Lenders making the Second Loan available to the Sponsor, the Sponsor agreed to transfer four (4) Class A ordinary shares Kernel to the Lenders for each $10.00 multiple of the Second Funded Amount, which included the registration rights previously provided by Kernel to the Sponsor. Pursuant to the Business Combination Agreement, the Second SPAC Loan requires the issuance of an additional 250,000 shares of ParentCo Common Stock (as defined in the Business Combination Agreement).

Termination of Forward Purchase Agreement

In connection with the Business Combination Agreement, Kernel, AIRO, and Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as “Seller”) entered into that certain Forward Purchase Agreement, dated as of February 28, 2023 (the “FPA” or the “Confirmation”).

Pursuant to the FPA. Meteora agreed to purchase from Kernel up to a maximum of 7,700,000 Class A ordinary shares from holders (other than Kernel or its affiliates) who elected to redeem such shares in connection with the Business Combination between Kernel and AIRO. Purchases by Seller were to be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by Kernel in connection with the Business Combination.

On November 27, 2023, Kernel, Seller, and AIRO entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the FPA. As a result of the termination of the FPA, the FPA is of no further force and effect. In consideration of the termination of the FPA, ParentCo agreed to issue fifty-thousand (50,000) shares of common stock to an entity designated by Seller at the time of closing of the Business Combination, which shares will have certain demand and piggyback registration rights.

Nasdaq Delisting Notice

On July 7, 2023, we received a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that, as of June 29, 2023, we had failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a) (the “Rule”) and therefore was not in compliance with the Rule. As a result, Nasdaq has advised us that our securities would be subject to delisting unless we timely requested a hearing before an independent Hearings Panel (the “Panel”). Accordingly, we timely requested a hearing. The hearing request stayed the suspension of the our securities and the termination of registration of our securities with Nasdaq as required by the rules of the Securities and Exchange Commission pending the Panel’s decision. On September 1, 2023, we received a letter from the Listing Qualifications Department of Nasdaq stating that we had regained compliance under the Rule upon holding our annual meeting of shareholders on August 31, 2023.

On February 5, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on February 14, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since our registration statement for the IPO became effective on February 2, 2021, we were required by this rule to complete our initial business combination by no later than February 2, 2024. We have timely requested a hearing before the Panel to request sufficient time to complete the Business Combination with AIRO Group Holdings. The hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

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

Surendra Ajjarapu, Chief Executive Officer and Chairman

Suren Ajjarapu (age: 53) has served has served as Chief Executive Officer and Chairman of Kernel since December 2023. In addition to his involvement with Kernel, Mr. Ajjarapu has served as Chief Executive Officer and Chairman of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company since August 2023. Mr. Ajjarapu served as Chief Executive Officer and Chairman of Semper Paratus Acquisition Corporation (Nasdaq: LSGT), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in 2024. Mr. Ajjarapu now serves as a director of the post-combination company Tevogen Bio Holdings Inc. (Nasdaq: TVGN). Mr. Ajjarapu also serves as Chief Executive Officer and Chairman of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company, since March 2023. Mr. Ajjarapu currently serves Trxade Health, Inc. (Nasdaq: MEDS), a health services information technology company, as Chairman of the Board, Chief Executive Officer and Secretary and has served in these roles since its acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception in 2013. Mr. Ajjarapu is also currently serving as a director of the merged company, Ocean Biomedical Inc. (Nasdaq: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.), a biopharmaceutical company. Since March 2018, Mr. Ajjarapu has served as Executive Chairman of the Board of Kano Energy Corp., a company involved in the development of renewable natural gas sites in the United States. Mr. Ajjarapu was a Founder and served as Chief Executive Officer and Chairman of the Board of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest of the United States, from March 2009 to December 2012. Mr. Ajjarapu was also a Founder, President and Director of Aemetis, Inc., a biofuels company (Nasdaq: AMTX), and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from January 2006 to March 2009. Mr. Ajjarapu was Co-Founder, Chief Operations Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India. Mr. Ajjarapu graduated from South Dakota State University with a M.S. in Environmental Engineering, and from the University of South Florida with an M.B.A., specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Howard Doss, Chief Financial Officer and Director

Howard Doss (age: 70) has served as Chief Financial Officer of Kernel since December 2022. Mr. Doss is a seasoned chief financial officer and accountant. Mr. Doss has served as Chief Financial Officer of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023. Beginning in 2021, he served as Chief Financial Officer of Aesther Healthcare Acquisition Corp., a special purpose acquisition company until it consummated its initial business combination in February 2023. He has also served as chief financial officer of TRxADE HEALTH, INC., an online marketplace for health traded on Nasdaq under the symbol “MEDS.” Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and in 1980 he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa, Florida in 1982. He remained with the firm until 1996 when he joined Franklin Templeton. After working for the Principal Financial Group office in Tampa, Florida, Mr. Doss was City Executive for U.S. Trust in Sarasota, Florida, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University.

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

Michael L. Peterson, Director

Michael Peterson (age: 61) has served as a director of Kernel since December 2022. Mr. Peterson has served as a director of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023 and as a director of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company since March 2023. Mr. Peterson served as a director of Semper Paratus Acquisition Corporation (Nasdaq: LSGT), a special purpose acquisition company from June 2023 until the completion of its initial business combination in February 2024. Mr. Peterson has been serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. in April 2022. Beginning in September 2021, Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (Nasdaq: AEHA), a special purpose acquisition company, that consummated its initial business combination in February 2023. Mr. Peterson is currently serving as a director of the merged company, Ocean Biomedical, Inc. (Nasdaq: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public. Since February 2021, Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, INC (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq: MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald G. Fell, Director

Donald Fell (age: 78) has served as a director of Kernel since December 2022. Mr. Fell brings along a wealth of experience in the field of economics and business to Kernel. Mr. Fell has served as a director of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023 and as a director of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company since March 2023. Mr. Fell served as a director of Semper Paratus Acquisition Corporation (Nasdaq: LSGT), a special purpose acquisition company from June 2023 until the completion of its initial business combination in February 2024. Mr. Fell served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. Mr. Fell has served as an independent director of TRxADE HEALTH, INC (Nasdaq: MEDS) since January 2014, as well as a director of Trxade Nevada since December 2013. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado Springs. Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and his all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has overseen graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Venkatesh Srinivasan, Director

Venkatesh Srinivasan (age: 56) has served as a director of Kernel since December 2022. Mr. Srinivasan has a tremendous amount of experience in the pharmaceutical industry and currently serves as President of Micro Labs USA and previously served as President of Rising Pharma, USA and as President and CEO of Ascend Laboratories, USA where he grew the business, building a new team and strengthening processes and systems. Mr. Srinivasan is currently serving as a Director of OceanTech Acquisition I Corp (Nasdaq: OTEC). In addition, Mr. Srinivasan served as a Director at Pfizer India. Mr. Srinivasan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023.

Siva Saravanan, Director

Siva Saravanan (age: 49) has served as a director of Kernel since December 2022. Mr. Saravanan has more than 20 years of experience steering digital strategies and technology solutions for businesses. Mr. Saravanan is the Chief Digital Officer at Wavestone US, helping Fortune 1000 business and technology leaders accelerate digital transformation. Prior to joining Wavestone US, Siva was Chief Information Officer and SVP of Business Operations at Reviver, an exciting IoT start-up that creates connected digital license plates to enable true autonomous driving. He designed customer digital experiences, unified commerce, supply chain, field service operations and the digital agenda for Reviver. Siva was also VP for IT Digital Transformation and Program Delivery at Aristocrat Technologies. While at Aristocrat Technologies, he led the transformation of business systems for a leading high-tech gaming manufacturer. Siva spent many years at Verifone as a Senior Director supporting technology operations in 40+ countries and also taking on delivery responsibilities. At VeriFone, he built a world-class global integrated supply chain network for agility and efficiency. Mr. Saravanan holds a M.S. in Systems Engineering from Tennessee State University and B.S in Mechanical Engineering from Annamalai University in Chidambaram, India. He is also on the Advisory Board of NishTech Inc., a digital commerce company and the Advisory Council of George Washington University School of Business Digital Program. Siva is a member of Forbes Technology Council contributing regularly. In addition, Mr. Saravan is currently serving as a Director of OceanTech Acquisition I Corp (NASDAQ: OTEC). Mr. Saravanan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company. from 2021 until it consummated its initial business combination in February 2023.

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

Potential Conflicts of Interest

In evaluating a prospective target business, we conducted a thorough due diligence review which encompassed, among other things, meetings with incumbent management and key employees, and document reviews, as well as a review of financial, operational, legal and other information which was made available to us. We also utilized our management team’s operational and capital planning experience.

Members of our management team and board of directors directly or indirectly, own our Class B ordinary shares, Class A ordinary shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

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

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Corporate Information

Our executive offices are located at 515 Madison Avenue, 8th Floor - Suite 8078, New York, New York 10022, and our telephone number is (646) 908-2659. We maintain a corporate website at www.kernelcap.com.

Status as a Public Company

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of AIRO Group Holdings, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. At the consummation of the Business Combination, Surendra Ajjarapu and Michael Peterson, two of our current directors, will serve on the board of directors of ParentCo.

Periodic Reporting and Financial Information

Our Units, Class A ordinary shares and Public Warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accountants.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company, incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our Sponsor owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Charter provides that, if we seek shareholder approval, we will complete our initial business combination only a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our Sponsor’s founder shares, we would need none of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved.  Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, our Charter currently provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, unless we amend our Charter, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination within 36 months (or 42 months, subject to six one-month extensions) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by an outbreak of infectious diseases and the status of debt and equity markets.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the global outbreak of COVID-19 during 2020 adversely affected the economies and financials markets worldwide. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which pandemics, epidemics, outbreaks or other public health events impact our ability to consummate our initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. In the event a future disruption posed by pandemics, epidemics or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by a pandemic, epidemics, outbreak and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem the outstanding Class A ordinary shares and liquidate.

Our Sponsor and our executive officers and directors have agreed that we must complete our initial business combination by August 5, 2024. We may not be able to consummate an initial business combination within such time period. However, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the required time period, it will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to the public shareholders by way of redemption and cease all operations except for the purposes of winding up of its affairs, as further described herein. This redemption of Public Shareholders from the Trust Account will be effected as required by function of the Charter and prior to any voluntary winding up.

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

The SEC issued final rules to regulate special purpose acquisition companies that may increase our costs and the time needed to complete our initial business combination.

With respect to the regulation of special purpose acquisition companies like Kernel (“SPACs”), on January 24, 2024, the SEC adopted the previously proposed rules (the “SPAC Rules”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions. These SPAC Rules may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the 36 months (or 42 months, subject to six one-month extensions) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,225,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 36 months (or 42 months, subject to six one-month extensions) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants who assisted us with our search for a target business.

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

Our Charter does not provide a specified maximum redemption threshold, except that, unless amended, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. However, because the minimum cash requirements provided in the Business Combination Agreement has been waived by AIRO, if we do not proceed with the Business Combination in such situation, it may be in breach of our obligations under the Business Combination Agreement, which could have an adverse effect on our ability to consummate an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Charter require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, 92.2% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of our initial public offering and the sale of the private placement warrants, including an audited consolidated balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

Because we are not limited to evaluating a target business in a particular industry sector, you may be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our Charter, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. On January 18, 2023, the our board discussed AIRO Group Holdings, the evaluation of the company and the need for a fairness opinion. Our board unanimously voted to move forward with a fairness opinion. The Mentor Group, Inc. was engaged to provide the board an evaluation of AIRO Group Holdings. The opinion was furnished solely to be utilized by our board as only one input to consider in its process of analyzing the Business Combination and it did not constitute a recommendation to our board (or any member thereof), any shareholder or any other person as to how such person should vote or invest in Kernel or otherwise act with respect to the Business Combination or in any other manner. Except for the opinion, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The provisions of our Charter that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Charter provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Charter governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 92.2% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot fully ascertain the capital requirements for our initial business combination. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

The waiver of fees by Citigroup Global Markets Inc. may indicate that they may be unwilling to be associated with our initial business combination.

On May 24, 2023, Citigroup Global Markets Inc., the underwriter of our IPO waived its rights to the deferred underwriting commission totaling $10.7 million held in the Trust Account. Citigroup Global Markets Inc. did not provide a reason for waiving its deferred underwriting commission. Shareholders should be aware that such waivers indicate that Citigroup Global Markets Inc. does not want to be associated with the disclosures in a proxy statement/prospectus relating to our Business Combination or any underlying business analysis related to the Business Combination described therein. Further, pursuant to the letter received on May 24, 2023, Citigroup Global Markets Inc. ceased and refuses to act in every office, capacity and relationship with respect to the Business Combination.

Citigroup Global Markets Inc. has performed all its obligations under the Underwriting Agreement to obtain its fee and is therefore gratuitously waiving its right to be compensated. Such a fee waiver for services already rendered is unusual. We were not made aware of the reasons why Citigroup Global Markets Inc. waived the deferred underwriting commission fee. Citigroup Global Markets Inc. has not performed any additional services for us after the IPO and is not expected to perform any additional services following the consummation of the Business Combination.

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We are listed on The Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a special purpose acquisition company completes one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of Kernel, would be February 2, 2024 (the “Nasdaq Deadline”). The approval of the Third Charter Amendment at the Extension Meeting - Third extended the date by which we must complete our initial business combination to August 5, 2024, which is beyond the Nasdaq Deadline. As a result, our Charter does not comply with Nasdaq rules.

On February 5, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that, unless we timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on February 14, 2024, due to our non-compliance with Nasdaq IM-5101-2. We timely requested a hearing before the Panel to request sufficient time to complete the Business Combination with AIRO Group Holdings. We cannot assure you that Nasdaq will not delist us, or that we will be able to obtain a hearing with the Panel to appeal the delisting determination, or that our securities will not be suspended pending the Panel’s decision.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the counter market. If this were to occur, we could face significant material adverse consequences, including:

● Our ability to complete an initial business combination with a target company contemplating a Nasdaq listing;

● a limited availability of market quotations for our securities;

● reduced liquidity for our securities;

● a determination that our Class A ordinary share are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

● a limited amount of news and analyst coverage; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares, and Public Warrants are currently listed on Nasdaq, our Units, Class A ordinary shares, and Pubic Warrants are covered securities. If we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

We plan to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we plan to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

If we have not consummated an initial business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 36 months (or 42 months, subject to six one-month extensions) before redemption from our Trust Account.

If we have not consummated an initial business combination within 36 months from the closing of our initial public offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 36 months from the closing of our initial public offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Charter, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our Charter. Our Charter provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

Whether a SPAC is an investment company as defined in the Investment Company Act is a question of facts and circumstances according to the adopting release, which added, “Given the individualized nature of this analysis, and … depending on the facts and circumstances, a SPAC could be an investment company at any stage of its operations.” As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate.

Moreover, if we are deemed to be an investment company under the Investment Company Act, we may be required to liquidate our Trust Account by returning the then remaining funds in such account to the public shareholders and then proceed to liquidate and dissolve. If we are required to liquidate and dissolve, we will be unable to complete our business combination with AIRO Group Holdings, we may lose the opportunity for any stock price appreciation and our outstanding warrants would expire worthless.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of August 5, 2024 to complete an initial business combination. Although we expect to complete a business combination on or prior to August 5, 2024, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

Risks Relating to our Securities

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in February 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. In July 2023, we instructed the trustee to instead hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following such liquidation of investments in the Trust Account, we will receive less interest on the funds held in the Trust Account than we would have received had we not liquidated such investments in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

Until February 2023, the funds in the Trust Account had been, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, in February 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. In July 2023, we instructed the trustee to instead hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account into cash in February 2023 and to an interest-bearing demand deposit account at a bank in February 2023 could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

Notwithstanding the divestment of all investments in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations effective as of January 24, 2024, we may still be deemed to be an investment company under the Investment Company Act, which could require us to liquidate our Trust Account by returning the then remaining funds in such account to the public shareholders and then proceed to liquidate and dissolve. If we are required to liquidate and dissolve, we will be unable to complete our business combination with AIRO, we may lose the opportunity for any stock price appreciation and our outstanding warrants would expire worthless.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 475,000,000 and 43,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our Charter. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants - Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our Charter provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

None of the private placement warrants are redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued Public Warrants to purchase 14,375,000 of our Class A ordinary shares as part of the Units sold in our initial public offering and, simultaneously with the closing of our IPO and exercise of the underwriters’ over-allotment option, we issued in private placements an aggregate of 8,750,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our Sponsor, officers, and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same of similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our Sponsor, executive officers, or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On November 19, 2020, our Original Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In January 2021, we effected a 1 for 1.2 forward stock split of the founder shares that increased the number of outstanding founder shares from 5,750,000 to 7,618,750 shares and our Original Sponsor transferred an aggregate of 75,000 founder shares to our independent director nominees and an aggregate of 50,000 founder shares to our Former Advisors. Prior to the initial investment in the company of $25,000 by the Original Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 8,750,000, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,750,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 42-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s consolidated balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on the Company consolidated balance sheet as of December 31, 2023 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting noncash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Our corporate affairs are governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board of directors and our audit committee oversee risk for our company and are generally responsible for the oversight of risks from cybersecurity threats. Our management will promptly report to the board of directors and our audit committee on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the board of directors and our audit committee.

Prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Report. We have not encountered any cybersecurity incidents since our IPO.

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

Our Units, Class A ordinary shares and warrants are each traded on the Nasdaq. Our units commenced public trading on February 2, 2021 under the symbol “KRNLU” Our Class A ordinary shares and warrants began separate trading on March 26, 2021, under the symbols “KRNL” and “KRNLW,” respectively.

(b)	Holders

As of March 8, 2024, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 9 holders of record of our Class B ordinary shares, and one holder of record of our Public Warrants.

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

Concurrently with the closing of the initial public offering, our Original Sponsor purchased 8,750,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share generating gross proceeds of $8.75 million, in a private placement that closed simultaneously with the closing of our initial public offering. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the Trust Account. If the company does not complete an initial business combination within 36 months (or 42 months, subject to six one-month extensions) from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the initial public offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On December 28, 2022 (the “Effective Date”), we entered into a purchase agreement with the Original Sponsor and the Sponsor, pursuant to which the Sponsor, or an entity designated by the Sponsor, will purchase from the Original Sponsor 7,618,500 Class B Ordinary Shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect our initial business combination. Upon the closing of the initial business combination, Sponsor shall also convey 2,000,000 Class B Ordinary Shares to the equity holders of the Original Sponsor, as of the Effective Date, pro rata based on the equity holders’ underlying interest in Kernel’s Class B Ordinary Shares as of the Effective Date.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 10, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

If we are unable to complete a Business Combination by August 5, 2024, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the charter amendment (the “Charter Amendment”), changing the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company and one or more businesses (a “Business Combination”), (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Public Shares (the “Termination Date”), which was previously February 5, 2023. The Charter Amendment allowed the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each, an “Extension,” and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the applicable Extended Deadline (the “Extension Payment”) the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Charter Amendment Proposal, the shareholders also approved a proposal to amend the Company’s trust agreement with Continental (the “Trust Agreement”), pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the Charter Amendment (the “Trust Amendment Proposal”). In connection with the approval of the Charter Amendment and the Trust Amendment Proposal at the shareholders meeting, holders of 22,848,122 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the first Extension Payment.

The shareholders of the Company approved the Amendment to the Charter of the Company (the “Second Charter Amendment”) at the August 3, 2023 shareholders meeting, changing the structure and cost of the Company’s right to extend the Termination Date by up to six (6) one-month Extensions to February 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day (the “Second Charter Amendment Proposal”). To effect each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental an Extension Payment (after giving effect to redemptions in connection with the approval of the Second Charter Amendment) the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s Public Shares outstanding as of the applicable Extended Deadline, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Charter Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the Second Charter Amendment (the “Second Trust Amendment Proposal”).

In connection with the approval of the Second Charter Amendment Proposal and the Second Trust Amendment Proposal at the August 3, 2023 Shareholders Meeting, holders of 1,310,929 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $13.6 million. Following the payment of the redemptions, for the year ended December 31, 2023, the Trust Account had a balance of $67,819,662 inclusive of Extension Payments. (see Note 11 for further discussions).

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9, 2023, June 6, 2023, and July 5, 2023 the Company deposited $300,000, and on each of August 3, 2023, September 5, 2023, October 5, 2023, November 6, 2023, and December 5, 2023 the Company deposited $150,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, July 5, 2023, August 5, 2023, September 5, 2023, October 5, 2023, November 5, 2023, December 5, 2023, and January 5, 2024, respectively. As of December 31, 2023, cash deposited into the Trust Account in relation to the extensions amounted to $2,550,000.

Refer to Note 11 for further information regarding the Company’s February 1, 2024 Shareholder Meeting.

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

The Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Kernel and AIRO Group Holdings of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the Registration Statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a Material Adverse Effect with respect to the other party; (viii) approval from Nasdaq for the listing of the shares of ParentCo’s common to be issued in connection with the Transaction; and (ix) reconstitution of the Post-Closing Board as contemplated under the Business Combination Agreement. Refer to Note 11 for further information regarding the Third Amendment (the “Third Amendment”) to the Business Combination Agreement entered into on February 5, 2024, by and among the Parties.

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

On August 29, 2023, the Company, ParentCo, Kernel Merger Sub, AIRO Merger Sub, Seller Representative, AIRO Group Holdings, and the Sponsor entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment amends the Business Combination Agreement to make certain changes to the earnout provisions to fix the number of Earnout Shares that can be granted in each Earnout Period based on a $10.00 per share price. Refer to Note 11 for further information.

Nasdaq Delisting Notice

On July 7, 2023, the Company received a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that, as of June 29, 2023, the Company had failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a) (the “Rule”) and therefore was not in compliance with the Rule. As a result, Nasdaq advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). Accordingly, the Company timely requested a hearing. The hearing request stayed the suspension of the Company’s securities and the termination of registration of the securities with Nasdaq as required by the rules of the SEC pending the Panel’s decision and, therefore, Nasdaq’s notice had no immediate effect on the listing of the Company’s ordinary shares, Units or Public Warrants on Nasdaq. On September 1, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that the Company regained compliance under the Rule upon holding its annual meeting of shareholders on August 31, 2023.

Refer to Note 11 for further information regarding the February 5, 2024 notice received from the Listing Qualifications Department of Nasdaq (the “February 5, 2024 Nasdaq Notice”).

Liquidity, Capital Resources, and Going Concern

For the year ended December 31, 2023, net cash used in operating activities of $1,457,659, which was due to our net loss of $7,541,436, income from investments held in Trust Account of $2,260,223, gain on waiver of deferred underwriting commissions of $755,346, partially offset by an unrealized loss on changes in the fair value of warrant liabilities of $305,396, unrealized loss on fair value of derivative liabilities related to the forward purchase agreement of $6,261,728, amortization of debt discount of $1,415,773, and changes in working capital of $1,116,449.

For the year ended December 31, 2022, net cash used in operating activities was $311,850, which was due to unrealized loss on changes in the fair value of warrant liabilities of $12,299,146, income from investments held in Trust Account of $4,469,702, partially offset by our net income of $15,656,029, and changes in working capital of $800,969.

For the year ended December 31, 2023, net cash provided by investing activities of $243,675,328 included the proceeds from cash proceeds from the Trust Account of $246,225,328 to pay redeeming shareholders, partially offset by the investment of Advances to Trust Account of $2,550,000 in connection with the Extension Payments.

There were no cash flows from investing activities for the year ended December 31, 2022.

For the year ended December 31, 2023, net cash used in financing activities of $242,309,960 included payments to redeeming shareholders of $246,225,328, partially offset by proceeds from related party promissory notes of $2,215,368, and convertible promissory notes of $1,700,000.

For the year ended December 31, 2022, net cash used in financing activities was $70,000, which was a result of payment of offering costs.

As of December 31, 2023, we had $804 in our operating bank account and a working capital deficit of $7,822,239.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $2,500,000, and Convertible Promissory Note of $1,700,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company have determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2024. The financial statements do not include any adjustment that might be necessary if the Company are unable to continue as a going concern. The Company’s management plans to complete a Business Combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2023, we had a net loss of $7,541,436, which consisted of $2,449,228 in general and administrative expenses and $120,000 of related party administrative fees, an unrealized loss of $305,396 resulting from the change in fair value of warrant liabilities, an unrealized loss on fair value of derivative liabilities related to the forward purchase agreement of $6,261,728, $1,415,773 in amortization of debt discount, $4,880 in interest expense, partially offset by $2,260,223 of income from investments held in the Trust Account, and $755,346 gain resulting from a waiver of deferred underwriting commissions.

For the year ended December 31, 2022, we had net income of $15,656,029, which consisted of $4,469,702 of income from investments held in Trust Account and an unrealized gain of $12,299,146 resulting from the change in fair value of warrant liabilities, partially offset by $992,819 in general and administrative expenses and $120,000 related party administrative fees.

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

On December 28, 2022, we entered into a purchase agreement with the Original Sponsor and the Sponsor, pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equityholders of the Original Sponsor, as of December 28, 2022, pro rata based on the equityholders’ underlying interest in our Class B ordinary shares as of December 28, 2022.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

During the for the year ended December 31, 2023, the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $2,500,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of December 31, 2023, the total amount drawn on the Loan Agreements was $2,215,368.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the years ended December 31, 2023 and 2022, the Company incurred $120,000 and $120,000 for such services, respectively. As of December 31, 2023 and December 31, 2022, $290,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying consolidated balance sheets.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance contained in ASC 480-10, Distinguishing Liabilities from Equity - Preferred Stock Subject to Mandatory Redemption. Such guidance provides that because the Forward Purchase Agreement does not meet the criteria for equity treatment thereunder, the agreement must be recorded as a liability. Accordingly, the Company classifies the Forward Purchase Agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

On November 27, 2023, the Company, Seller, and Airo entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the Forward Purchase Agreement. In consideration of the termination of the FPA, ParentCo agreed to issue 50,000 shares of common stock to an entity designated by Seller at the time of the closing of the Business Combination, which shares will have certain demand and piggyback registration rights. At the termination date the Company assessed the fair value of the derivative liability - forward purchase agreement and determined the change in fair value to be immaterial. The derivative liability - forward purchase agreement was extinguished as a result of the Mutual Termination Agreement, and upon the derecognition of the liability, a reduction of $6.3 million was recorded as a gain to accumulated deficit.

Pursuant to the Mutual Termination Agreement, in the event that the closing of the Business Combination does not occur or the Company otherwise fails to make the payment of the 50,000 shares, the Company shall pay or cause to be paid a break-up fee equal to (i) all of Seller’s actual out-of-pocket reasonable and documented fees, costs and expenses relating to the transaction in an amount not to exceed $50,000, plus (ii) $500,000, payable by the Company to the Seller, and (iii) reimbursement of reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Seller or its affiliates in connection with the transaction not to exceed $50,000.

The company considered the guidance under ASC 815, Derivatives and Hedging, and determined the consideration shares payment pursuant to the Mutual Termination Agreement described above met the scope exception within ASC 815-10-15-74. As such, the equity-classified contract was accounted for within equity at fair value as determined on the settlement date. The measurement date fair value of $53,100 was determined using the Company’s share price on the settlement date, the number of shares pursuant to the Mutual Termination Agreement, and probability weighted for the Company’s expected percentage of completing its Business Combination.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $6.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential Business Combination of the Company. Of the total $10,666,250 waived fee, $9,910,904 was recorded as a reduction to accumulated deficit and $755,346 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, we had 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company consolidated balance sheets. For the year ended December 31, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Financial Instruments – Credit Losses

In January 2023, the Company adopted the FASB issued Accounting Standards Update (“ASU”)  No. 2016-13,  “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized costs, loans, and available-for-sale debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, which the Company deemed to have no credit losses.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

For the year ended December 31, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Surendra Ajjarapu	53	Chief Executive Officer and Chairman
Howard Doss	70	Chief Financial Officer and Director
Michael L. Peterson	61	Director
Donald G. Fell	78	Director
Venkatesh Srinivasan	56	Director
Siva Saravanan	49	Director

Surendra Ajjarapu has served as Chief Executive Officer and Chairman of Kernel since December 2023. In addition to his involvement with Kernel, Mr. Ajjarapu has served as Chief Executive Officer and Chairman of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company since August 2023. Mr. Ajjarapu served as Chief Executive Officer and Chairman of Semper Paratus Acquisition Corporation (Nasdaq: LSGT), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in 2024. Mr. Ajjarapu now serves as a director of the post-combination company Tevogen Bio Holdings Inc. (Nasdaq: TVGN). Mr. Ajjarapu has served as Chief Executive Officer and Chairman of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company, since March 2023. Mr. Ajjarapu currently serves Trxade Health, Inc. (Nasdaq: MEDS), a health services information technology company, as Chairman of the Board, Chief Executive Officer and Secretary and has served in these roles since its acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception in 2013. Mr. Ajjarapu is also currently serving as a director of the merged company, Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.), a biopharmaceutical company. Since March 2018, Mr. Ajjarapu has served as Executive Chairman of the Board of Kano Energy Corp., a company involved in the development of renewable natural gas sites in the United States. Mr. Ajjarapu was a Founder and served as Chief Executive Officer and Chairman of the Board of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest of the United States, from March 2009 to December 2012. Mr. Ajjarapu was also a Founder, President and Director of Aemetis, Inc., a biofuels company (NASDAQ: AMTX), and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from January 2006 to March 2009. Mr. Ajjarapu was Co-Founder, Chief Operations Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India. Mr. Ajjarapu graduated from South Dakota State University with a M.S. in Environmental Engineering, and from the University of South Florida with an M.B.A., specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Howard Doss has served as Chief Financial Officer of Kernel since December 2022. Mr. Doss is a seasoned chief financial officer and accountant. Mr. Doss has served as Chief Financial Officer of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023. Beginning in 2021, he served as Chief Financial Officer of Aesther Healthcare Acquisition Corp., a special purpose acquisition company until it consummated its initial business combination in February 2023. He has also served as chief financial officer of TRxADE HEALTH, INC., an online marketplace for health traded on Nasdaq under the symbol “MEDS.” Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and in 1980 he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa, Florida in 1982. He remained with the firm until 1996 when he joined Franklin Templeton. After working for the Principal Financial Group office in Tampa, Florida, Mr. Doss was City Executive for U.S. Trust in Sarasota, Florida, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University.

Michael Peterson, has served as a director of Kernel since December 2022. Mr. Peterson has served as a director of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023 and as a director of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company since March 2023. Mr. Peterson served as a director of Semper Paratus Acquisition Corporation (Nasdaq: LSGT), a special purpose acquisition company from June 2023 until the completion of its initial business combination in 2024. Mr. Peterson has been serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. in April 2022. Beginning in September 2021, Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (Nasdaq: AEHA), a special purpose acquisition company, that consummated its initial business combination in February 2023. Mr. Peterson is currently serving as a director of the merged company, Ocean Biomedical, Inc. (Nasdaq: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public. Since February 2021, Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, INC (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq: MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (Nasdaq:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald Fell has served as a director of Kernel since December 2022. Mr. Fell brings along a wealth of experience in the field of economics and business to Kernel. Mr. Fell has served as a director of PowerUp Acquisitions Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023 and as a director of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company since March 2023. Mr. Fell served as a director of Semper Paratus Acquisition Corporation (Nasdaq: LSGT), a special purpose acquisition company from June 2023 until the completion of its initial business combination in 2024. Mr. Fell served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. Mr. Fell has served as an independent director of TRxADE HEALTH, INC (Nasdaq: MEDS) since January 2014, as well as a director of Trxade Nevada since December 2013. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado Springs. Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and his all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has overseen graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Venkatesh Srinivasan has served as a director of Kernel since December 2022. Mr. Srinivasan has a tremendous amount of experience in the pharmaceutical industry and currently serves as President of Micro Labs USA and previously served as President of Rising Pharma, USA and as President and CEO of Ascend Laboratories, USA where he grew the business, building a new team and strengthening processes and systems. Mr. Srinivasan is currently serving as a Director of OceanTech Acquisition I Corp (Nasdaq: OTEC). In addition, Mr. Srinivasan served as a Director at Pfizer India. Mr. Srinivasan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023.

Siva Saravanan has served as a director of Kernel since December 2022. Mr. Saravanan has more than 20 years of experience steering digital strategies and technology solutions for businesses. Mr. Saravanan is the Chief Digital Officer at Wavestone US, helping Fortune 1000 business and technology leaders accelerate digital transformation. Prior to joining Wavestone US, Siva was Chief Information Officer and SVP of Business Operations at Reviver, an exciting IoT start-up that creates connected digital license plates to enable true autonomous driving. He designed customer digital experiences, unified commerce, supply chain, field service operations and the digital agenda for Reviver. Siva was also VP for IT Digital Transformation and Program Delivery at Aristocrat Technologies. While at Aristocrat Technologies, he led the transformation of business systems for a leading high-tech gaming manufacturer. Siva spent many years at Verifone as a Senior Director supporting technology operations in 40+ countries and also taking on delivery responsibilities. At VeriFone, he built a world-class global integrated supply chain network for agility and efficiency. Mr. Saravanan holds a M.S. in Systems Engineering from Tennessee State University and B.S in Mechanical Engineering from Annamalai University in Chidambaram, India. He is also on the Advisory Board of NishTech Inc., a digital commerce company and the Advisory Council of George Washington University School of Business Digital Program. Siva is a member of Forbes Technology Council contributing regularly. In addition, Mr. Saravan is currently serving as a Director of OceanTech Acquisition I Corp (Nasdaq: OTEC). Mr. Saravanan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company. from 2021 until it consummated its initial business combination in February 2023.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Venkatesh Srinivas and Siva Srinivasan, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Michael Peterson and Donald Fell, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Surendra Ajjarapu will expire at our third annual meeting of shareholders.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Charter as it deems appropriate. Our Charter provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Charter or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors become aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Charter provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Surendra Ajjarapu	Tevogen Bio Holdings Inc.	Biopharmaceutical Company	Director
	Ocean Biomedical Inc.	Biopharmaceutical Company	Director
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Company	Chief Executive Officer, Chairman and Director
	PowerUp Acquisition Corp.	Special Purpose Acquisition Company	Chief Executive Officer, Chairman and Director
	TRxADE HEALTH, INC.	Health services IT company	Chief Executive Officer, Chairman and Secretary
	Kano Energy Corp.	Renewable natural gas	Executive Chairman
Howard Doss	PowerUp Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer
	STARadio Corp.	Radio broadcast company	Radio Broadcast Company
Michael Peterson	Ocean Biomedical Inc.	Biopharmaceutical Company	Director
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Company	Director
	PowerUp Acquisition Corp.	Special Purpose Acquisition Company	Director
	Nevo Motors, Inc.	Commercializing a range-extender generator technology for the heavy-duty electric vehicle market	President
	Indonesia Energy Corporation Limited	Oil and gas company	Director and Chairman of Audit Committee
Venkatesh Srinivasan	Micro Labs USA	Pharmaceutical Company	President
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Company	Director
Donald Fell	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Company	Director
	Ocean Biomedical Inc.	Biopharmaceutical Company	Director
	PowerUp Acquisition Corp.	Special Purpose Acquisition Company	Director
	Foundation for Teaching Economics	Workshop and educational resource company	Professor and Institute Director
	University of Colorado, Colorado Springs	University	Adjunct Professor
	TRxADE HEALTH, INC.	Health services IT company	Director
	Oceantech Acquisitions I Corp.	Special Purpose Acquisition Company	Director
Siva Saravanan	Wavestone US	Management and Digital Consulting	Chief Digital Officer and Managing Director
	NishTech Inc.	Content Management and Digital Marketing	Advisory Board Member

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for founder shares prior to the date of this Annual Report on Form 10-K.

●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, subject to six one-month extensions) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Charter provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Charter. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 11, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 509,341 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,618,750 Class B ordinary shares outstanding as of March 11, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
Name and Address of Beneficial Owner)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
VKSS Capital, LLC(1)(3)	—	—	7,493,750	98.3%	92.2%
Suren Ajjarapu(1)(3)	—	—	7,493,750	98.3%	92.2
Howard Doss(1)	—	—	—	—	—
Michael Peterson(1)	—	—	—	—	—
Donald Fell(1)	—	—	—	—	—
Srinivas Venkatesh(1)	—	—	—	—	—
Siva Srinivasan	—	—	—	—	—
All directors and executive officers as a group (6 individuals)	—	—	7,493,750	98.3%	92.2%
Other 5% Shareholders
Glazer Capital, LLC(4)	197,154	38.7%	—	—	2.4%
Saba Capital Management, L.P.(5)	1,575,610	309.3%	—	—	19.4%
Boaz R. Weinstein(5)	1,575,610	309.3%	—	—	19.4%
Fir Tree Capital Management LP(6)	459,482	90.2%	—	—	5.7%
Radcliffe Capital Management, L.P(7)	527,364	103.5%	—	—	6.5%
RGC Management Company, LLC(7)	527,364	103.5%	—	—	6.5%
Steven B. Katznelson(7)	527,364	103.5%	—	—	6.5%
Christopher Hinkel(7)	527,364	103.5%	—	—	6.5%
Radcliffe SPAC Master Fund, L.P. (7)	527,364	103.5%	—	—	6.5%
Radcliffe SPAC GP, LLC(7)	527,364	103.5%	—	—	6.5%
Cowen and Company, LLC (8)	367,833	72.2%	—	—	4.5%
Mizuho Financial Group, Inc. (9)	540,110	106.0%	—	—	6.6%
Antara Capital LP (10)	452,224	88.8%	—	—	5.6%
Antara Capital GP LLC (10)	452,224	88.8%	—	—	5.6%
Himanshu Gulati (10)	452,224	88.8%	—	—	5.6%
First Trust Merger Arbitrage Fund (11)	530,960	104.2%	—	—	6.5%
First Trust Capital Management L.P. (11)	530,960	104.2%	—	—	6.5%
First Trust Capital Solutions L.P. (11)	530,960	104.2%	—	—	6.5%
FTCS Sub GP LLC (11)	530,960	104.2%	—	—	6.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Kernel Group Holdings, Inc., 515 Madison Avenue, Suite 8133, New York, NY 10022.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by VKSS Capital, LLC, our Sponsor. Suren Ajjarapu is the managing member of our Sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Suren Ajjarapu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2024, on behalf of Glazer Capital, LLC. The business address of this shareholder is 2 Rousseau Street, San Francisco, California 94112. The number of shares held by Glazer Capital, LLC is reported as of February 14, 2024, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting - Third.

(5)	According to a Schedule 13G filed with the SEC on May 27, 2022, on behalf of Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC. The business address of these shareholders is 405 Lexington Avenue, 58th Floor, New York, New York 10174. The number of shares held by Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC is reported as of May 27, 2022, as stated in the Schedule 13G, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting, Extension Meeting – Second, and Extension Meeting – Third.

(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2024, on behalf of Fir Tree Capital Management LP. The business address of this shareholder is 55 West 46th Street, 29th Floor New York, NY 10036. The number of shares held by Fir Tree Capital Management LP is reported as of February 14, 2024, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting - Third.

(7)	According to a Schedule 13G filed with the SEC on February 8, 2023, on behalf of Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC. The business address of these shareholders is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. The number of shares held by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC is reported as of February 14, 2024, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting, Extension Meeting – Second, and Extension Meeting – Third.

(8)	According to a Schedule 13G filed with the SEC on February 2, 2024, on behalf of Cowen and Company, LLC. The business address of this shareholder is 599 Lexington Ave., New York, NY 10022. The number of shares held by Cowen and Company, LLC is reported as of February 2, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting - Third.

(9)	According to a Schedule 13G filed with the SEC on February 13, 2024, on behalf of Mizuho Financial Group, Inc. The business address of this shareholder is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. The number of shares held by Mizuho Financial Group, Inc. is reported as of February 13, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting - Third.

(10)	According to a Schedule 13G filed with the SEC on February 14, 2024, on behalf of Antara Capital LP, Antara Capital GP LLC, and Himanshu Gulati. The business address of these shareholders is 55 Hudson Yards, 47th Floor, Suite C, New York, NY 10001. The number of shares held by Antara Capital LP, Antara Capital GP LLC, and Himanshu Gulati is reported as of February 14, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting - Third.

(11)	According to a Schedule 13G filed with the SEC on February 14, 2024, on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The number of shares held by VARBX, FTCM, FTCS and Sub GP is reported as of February 14, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by Kernel in connection with the Extension Meeting - Third.

The table above does not include the ordinary shares underlying the Private Placement Warrants held or to be held by our Sponsor because these securities are not exercisable within 60 days of the date of this Report.

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

On December 28, 2022, Kernel entered into a purchase agreement (the “Purchase Agreement”) with the Original Sponsor, which held 7,493,750 Founder Shares that were issued to the Original Sponsor prior to our IPO, and 8,750,000 Private Placement Warrants, and the Sponsor, pursuant to which the Original Sponsor transferred to the Sponsor all of the Founder Shares and Private Placement Warrants.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the years ended December 31, 2023 and 2021, we incurred $120,000 and $110,000, respectively, in expenses in connection with such services, of which $170,000 and $50,000, respectively, were outstanding and included in related party accrued expenses as reflected in the accompanying consolidated balance sheets.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022, totaled $130,728 and $151,140, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2023 and 2022, we paid WithumSmith+Brown, PC tax fees of $3,605 and $4,160, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2023 and 2022, we did not pay WithumSmith+Brown, PC any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of March 3, 2023, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to the registrant’s Form 8-K, Exhibit 2.1, filed with the SEC on March 6, 2023)
2.2	First Amendment to Business Combination Agreement, dated as of August 29, 2023, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to the registrant’s Form 8-K, Exhibit 2.1, filed with the SEC on August 30, 2023)
2.3	Second Amendment to Business Combination Agreement, dated as of January 16, 2024, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to the registrant’s Form 8-K, Exhibit 2.1, filed with the SEC on January 16, 2024)
2.4	Third Amendment to Business Combination Agreement, dated as of February 5, 2024, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to the registrant’s Form 8-K, Exhibit 2.1, filed with the SEC on February 6, 2024)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed with the SEC on February 6, 2021)
3.2	Amended and Restated Memorandum and Articles of Association of the Company dated August 3, 2023. (incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed with the SEC on August 4)
3.3	Amendment to the Amended and Restated Articles of Association of the Company dated February 1, 2024. (incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed with the SEC on February 6, 2024)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2021)
4.2	Description of Company’s Securities.
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.3	Amendment No. 1 to Investment Management Trust Agreement dated February 3, 2023 by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2023).
10.4	Amendment No. 2 to Investment Management Trust Agreement dated August 3, 2023 by and between Kernel Group Holdings, Inc. and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 4, 2023).
10.5	Amendment No. 3 to Investment Management Trust Agreement dated February 1, 2024 by and between Kernel Group Holdings, Inc. and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 6, 2024).
10.6	Registration and Shareholder Rights Agreement among Company and the Sponsor. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.7	Letter Agreement between the Company and the Sponsor. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.8	Administrative Services Agreement between the Registrant and the sponsor. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.9	Purchase Agreement, by, between, and among VKSS Capital, LLC, Kernel Group Holdings, Inc., and Kernel Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 3, 2023).
10.10	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 7, 2023).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	Kernel Group Holdings, Inc. Clawback Policy
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF	iXBRL Taxonomy Extension Definition Linkbase
101.LAB	iXBRL Taxonomy Extension Label Linkbase
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2024	KERNEL GROUP HOLDINGS, INC.

/s/ Suren Ajjarapu
	Name:	Suren Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suren Ajjarapu	Chief Executive Officer and Chairman	March 11, 2024
Suren Ajjarapu	(Principal Executive Officer)

/s/ Howard Doss	Chief Financial Officer and Director	March 11, 2024
Howard Doss	(Principal Financial and Accounting Officer)

/s/ Michael Peterson	Director	March 11, 2024
Michael Peterson

/s/ Donald Fell	Director	March 11, 2024
Donald Fell

/s/ Venkatesh Srinivasan	Director	March 11, 2024
Venkatesh Srinivasan

/s/ Siva Saravanan	Director	March 11, 2024
Siva Saravanan

KERNEL GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Kernel Group Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kernel Group Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 5, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 11, 2024
PCAOB Number 100

KERNEL GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$804	$93,095
Prepaid expenses	27,148	42,022
Total current assets	27,952	135,117
Cash and investments held in Trust Account	67,819,662	309,234,766
Total Assets	$67,847,614	$309,369,883

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,729,095	$848,420
Accrued expenses and other current liabilities	50,615	1,949,715
Accrued expenses - related party	290,000	170,000
Promissory note - related party	2,215,368	—
Convertible promissory notes, net of discount	1,565,113	—
Total current liabilities	7,850,191	2,968,135
Deferred underwriting commissions	—	10,666,250
Warrant liabilities	479,750	174,354
Total Liabilities	8,329,941	13,808,739

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,315,949 and 30,475,000 shares issued and outstanding at approximately $10.72 and $10.14 per share redemption value as of December 31, 2023 and December 31, 2022, respectively	67,719,662	309,134,766

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of December 31, 2023 and December 31, 2022	762	762
Additional paid-in capital	—	—
Accumulated deficit	(8,202,751)	(13,574,384)
Total Shareholders’ Deficit	(8,201,989)	(13,573,622)
Total Liabilities and Shareholders’ Deficit	$67,847,614	$309,369,883

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
General and administrative expenses	$2,449,228	$992,819
Administrative fees - related party	120,000	120,000
Loss from operations	(2,569,228)	(1,112,819)
Other income (expense):
Unrealized (loss) gain from change in fair value of warrant liabilities	(305,396)	12,299,146
Income from cash and investments held in Trust Account	2,260,223	4,469,702
Gain on waiver of deferred underwriting commissions by underwriter allocated to Public Warrants	755,346	—
Unrealized loss on fair value of derivative liabilities - forward purchase agreement	(6,261,728)	—
Interest expense - amortization of debt discount	(1,415,773)	—
Interest expense	(4,880)	—
Total other income (expense), net	$(4,972,208)	$15,656,029
Net (loss) income	$(7,541,436)	$15,656,029

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,726,377	30,475,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.37)	$0.41
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,618,750	7,618,750
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.37)	$0.41

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	7,618,750	$762	$—	$(13,574,384)	$(13,573,622)
Proceeds allocated to Share Rights of convertible promissory note - related party	—	—	—	—	1,550,660	—	1,550,660
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,550,660)	6,651,341	5,100,681
Extinguishment of forward purchase agreement	—	—	—	—	—	6,261,728	6,261,728
Fair value of equity contract, mutual termination agreement	0	0	0	0	0	53,100	53,100
Fair value of equity contract, mutual termination agreement	0	0	0	0	0	(53,100)	(53,100)
Net loss	—	—	—	—	—	(7,541,436)	(7,541,436)
Balance at December 31, 2023	—	$—	7,618,750	$762	$—	$(8,202,751)	$(8,201,989)

YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	7,618,750	$762	$—	$(24,845,647)	$(24,844,885)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(4,384,766)	(4,384,766)
Net income	—	—	—	—	—	15,656,029	15,656,029
Balance at December 31, 2022	—	$—	7,618,750	$762	$—	$(13,574,384)	$(13,573,622)

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(7,541,436)	$15,656,029
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(2,260,223)	(4,469,702)
Interest expense - amortization of debt discount	1,415,773	—
Unrealized loss (gain) from change in fair value of warrant liabilities	305,396	(12,299,146)
Unrealized loss on fair value of derivative liabilities - forward purchase agreement	6,261,728	—
Gain on waiver of deferred underwriting commissions by underwriter allocated to Public Warrants	(755,346)	—
Changes in operating assets and liabilities:
Prepaid expenses	14,874	402,481
Accounts payable	2,880,675	50,631
Accrued expenses and other current liabilities	(1,899,100)	227,857
Accrued expenses - related party	120,000	120,000
Net cash used in operating activities	(1,457,659)	(311,850)

Cash Flows from Investing Activities:
Advances to Trust Account	(2,550,000)	—
Proceeds from Trust Account for payment to redeeming shareholders	246,225,328	—
Net cash provided by investing activities	243,675,328	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,215,368	—
Proceeds from convertible promissory note	1,700,000	—
Payment to redeeming shareholders	(246,225,328)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(242,309,960)	(70,000)

Net Change in Cash	(92,291)	(381,850)
Cash - Beginning of the year	93,095	474,945
Cash - End of the year	$804	$93,095

Non-cash investing and financing activities:
Waiver of deferred underwriting commissions by underwriter	$9,910,904	$—

The accompanying notes are an integral part of these financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity from November 10, 2020 through December 31, 2023 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income, interest income or gains on investments held in a Trust Account (“Trust Account”) from the proceeds derived from the Initial Public Offering.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s New Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months (including six month extension) from the closing of the Initial Public Offering, or February 5, 2023, (the “Combination Period”) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved a charter amendment (the “Charter Amendment”), changing the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company and one or more businesses (a “Business Combination”), (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Public Shares (the “Termination Date”), which was previously February 5, 2023 (the “Charter Amendment Proposal”). The Charter Amendment allowed the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each, an “Extension,” and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each 1-month Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the applicable Extended Deadline (the “Extension Payment”), the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Charter Amendment Proposal, the shareholders also approved a proposal to amend the Company’s trust agreement with Continental (the “Trust Agreement”), pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the Charter Amendment (the “Trust Amendment Proposal”). In connection with the approval of the Charter Amendment Proposal and the Trust Amendment Proposal at the shareholders meeting, holders of 22,848,122 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the first Extension Payment.

The shareholders of the Company approved the Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Second Charter Amendment”) at the August 3, 2023 shareholders meeting, changing the structure and cost of the Company’s right to extend the Termination Date by up to six (6) one-month Extensions to February 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day (the “Section Charter Amendment Proposal”). To effect each 1-month Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental an Extension Payment (after giving effect to redemptions in connection with the approval of the Second Charter Amendment) the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s Public Shares outstanding as of the applicable Extended Deadline, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Charter Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the Second Charter Amendment (the “Second Trust Amendment Proposal”).

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

In connection with the approval of the Second Charter Amendment Proposal and the Second Trust Amendment Proposal at the August 3, 2023 Shareholders Meeting, holders of 1,310,929 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $13.6 million. Following the payment of the redemptions, for the year ended December 31, 2023 showed the Trust Account with a balance of $67,819,662 inclusive of Extension Payments.

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9, 2023, June 6, 2023, and July 5, 2023 the Company deposited $300,000, and on each of August 3, 2023, September 5, 2023, October 5, 2023, November 6, 2023, and December 5, 2023 the Company deposited $150,000 into the Trust Account to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, July 5, 2023, August 5, 2023, September 5, 2023, October 5, 2023, November 5, 2023, December 5, 2023, and January 5, 2024, respectively. As of December 31, 2023, cash deposited into the Trust Account in relation to the extensions amounted to $2,550,000. Refer to Note 11 for additional details.

Proposed Business Combination

On March 3, 2023, the Company entered into a Business Combination agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings” ), referred to collectively as the Parties (the “Parties”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Kernel and AIRO Group Holdings of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the Registration Statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a Material Adverse Effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by Kernel; (ix) approval from Nasdaq for the listing of the shares of ParentCo’s common to be issued in connection with the Transaction; and (x) reconstitution of the Post-Closing Board as contemplated under the Business Combination Agreement. Refer to Note 11 for further information regarding the Third Amendment (the “Third Amendment”) to the Business Combination Agreement entered into on February 5, 2024, by and among the Parties.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

On August 29, 2023, the Parties entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment amends the Business Combination Agreement to make certain changes to the earnout provisions to fix the number of Earnout Shares that can be granted in each Earnout Period on a $10.00 Per Share Price. Refer to Note 11 for additional details.

Risks and Uncertainties

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing the Company, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

● The company has no operating history and no revenues, and investors have no basis on which to evaluate the Company’s ability to achieve its business objective.

● Past performance by the management team or their respective affiliates may not be indicative of future performance of an investment in the Company.

● Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from the Company for cash.

● If the Company seeks shareholder approval of our initial business combination, the Sponsor has agreed to vote in favor of such initial business combination, regardless of how the public shareholders vote.

● The ability of public shareholders to redeem their shares for cash may make the Company’s financial condition unattractive to potential business combination targets, which may make it difficult for the Company to enter into a business combination with a target.

● The requirement that the Company consummate an initial business combination within 36 (or 42, subject to six one-month extensions) months after the closing of its initial public offering may give potential target businesses leverage over the Company in negotiating a business combination and may limit the time the Company has in which to conduct due diligence on potential business combination targets, in particular as the Company approachs its dissolution deadline, which could undermine the Company’s ability to complete our initial business combination on terms that would produce value for its shareholders.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

● The Company’s search for a business combination, and any target business with which it ultimately consummates a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

● If the Company seeks shareholder approval of our initial business combination, the Company’s Sponsor, executive officers, directors or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of the Company’s Class A ordinary shares or public warrants.

● If a shareholder fails to receive notice of the Company’s offer to redeem our public shares in connection with its initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

● The SEC issued final rules to regulate special purpose acquisition companies that may increase the Company’s costs and the time needed to complete its initial business combination.

● If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow the Company to operate for the 36 months (or 42 months, subject to six one-month extensions) following the closing of the IPO, it could limit the amount available to fund the Company’s search for a target business or businesses and its ability to complete its initial business combination, and the Company will depend on loans from its Sponsor, its affiliates or members of the Company’s management team to fund its search and to complete its initial business combination.

● You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

● You will not be entitled to protections normally afforded to investors of many other blank check companies.

● The waiver of fees by Citigroup Global Markets Inc. may indicate that they may be unwilling to be associated with the Company’s initial business combination.

● Nasdaq may delist the Company’s securities from its exchange which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions

● If the Company seeks shareholder approval of its initial business combination and the Company does not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of the Company’s Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of the Company’s Class A ordinary shares.

● Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

● Because the Company instructed Continental Stock Transfer & Trust Company to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or the Company’s liquidation, following such liquidation of investments in the Trust Account, the Company will receive less interest on the funds held in the Trust Account than it would have received had it not liquidated such investments in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

● Subsequent to the Company’s completion of its initial business combination, it may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and the price of its securities, which could cause shareholders to lose some or all of their investment.

● If third parties bring claims against the Company, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

● The Company’s directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

● The Company may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.

● The Company’s warrants are accounted for as liabilities and the changes in value of its warrants could have a material effect on its financial results and thus may have an adverse effect on the market price of its securities.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Going Concern

As of December 31, 2023, the Company had approximately $804 in its operating bank account and a working capital deficit of $7,822,239.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under the Note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the Promissory Note of $2,500,000, and Convertible Promissory Note of $1,700,000. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2024 (see Note 11). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s management plans to complete a Business Combination prior to the mandatory liquidation date.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and Forward Purchase Agreement. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 or December 31, 2022.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Cash and Investments Held in Trust Account

Until February 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. In July 2023, the Company instructed Continental to instead hold the funds in the Trust Account in an interest-bearing demand deposit account. In February 2023, the Company transferred the funds in the Trust Account into cash, and in August 2023, the Company transferred the Trust Account funds back to an interest-bearing demand deposit account. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For the year ended December 31, 2023, $246,225,327 was paid to redeeming shareholders. At December 31, 2023 and December 31, 2022, the cash and investments held in the Trust Account totaled $67,819,662 and $309,234,766, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the consolidated balance sheets, except for warrant liabilities (see Note 10).

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

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each consolidated balance sheet date until exercised. The fair value of warrants issued in connection with the Private Placement has been measured by using the market value of the public warrants. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the derivative liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company’s public and private warrant liabilities (see Notes 7 and 10) are classified as derivatives in the consolidated balance sheets with changes in the fair value recognized in the statements of operations.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Forward Purchase Agreement (see Note 4) was classified as a derivative in the consolidated balance sheets with changes in the fair value recognized in the statements of operations.

Convertible Promissory Notes

On March 23, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000 (the ‘First Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 600,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $600,000 at December 31, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (60,000 shares).

On April 4, 2023, Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal of $50,000 (“the Aesther Healthcare Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 50,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Aesther Healthcare Sponsor, upon the closing of a Business Combination, the outstanding principal of $50,000 at December 31, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (5,000 shares).

On April 25, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $800,000 (the “Second Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 800,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $800,000 at December 31, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (80,000 shares).

On December 6, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $250,000 (the “Third Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 250,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $250,000 at December 31, 2023 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (25,0000 shares).

Collectively, the First Polar Fund Convertible Note, the Aesther Healthcare Convertible Note, Second Polar Fund Convertible Note, and Third Polar Fund Convertible Note are referred to as the Convertible Notes. The Company accounted for its Share Rights as equity-classified instruments based on an assessment of the Share Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Share Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Share Rights meet all the requirements for equity classification under ASC 815, including whether the Share Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of Share Rights issuance. Both the Convertible Promissory Note and the Share Rights meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2, “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the two instruments based on their relative fair values. At March 23, 2023, the Company allocated $53,191 of the proceeds to the First Polar Fund Convertible Note and $546,809 for the Share Rights. At April 4, 2023, the Company allocated $4,409 of the proceeds to the Aesther Healthcare Convertible Note and $45,591 for the Share Rights. At April 25, 2023, the Company allocated $70,299 of the proceeds to the Second Polar Fund Convertible Note and $729,701 for the Share Rights. At December 6, 2023, the Company allocated $21,441 of the proceeds to the Third Polar Fund Convertible Note and $228,559 for the Share Rights. The Share Rights are recognized as a debt discount to the Convertible Promissory Notes and accreted through interest expense to the face value of the Convertible Promissory Notes utilizing an effective interest method. At December 31, 2023, the carrying value of the Convertible Promissory Notes (see Note 5) was $1,565,113, reflecting the unamortized discount of $134,887.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as other income (expenses) in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and December 31, 2022, the Company had 6,315,949 and 30,475,000 Class A ordinary shares subject to possible redemption, that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively. For the year ended December 31, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders.

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

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares, nor the effect of the conversion features under the convertible promissory notes to issue up to 170,000 additional Class A ordinary shares, in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the year ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net (loss) income - basic and diluted	$(4,717,354)	$(2,824,082)	$12,524,823	$3,131,206

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	12,726,377	7,618,750	30,475,000	7,618,750

Basic and diluted net (loss) income per ordinary share	$(0.37)	$(0.37)	$0.41	$0.41

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Financial Instruments – Credit Losses

In January 2023, the Company adopted the FASB issued Accounting Standards Update (“ASU”)  No. 2016-13,  “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized costs, loans, and available-for-sale debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, which the Company deemed to have no credit losses.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 3. INITIAL PUBLIC OFFERING

On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 Units, including 3,975,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. For the year ended December 31, 2023, 24,159,051, Class A ordinary shares were redeemed by shareholders.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

During the year ended December 31, 2023, the Company entered into loan agreements with the Sponsor (the “Loan Agreements” or “Promissory Notes – related party”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $2,500,000, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the extension fees with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements. As of December 31, 2023, the total amount drawn on the Loan Agreements was $2,215,368.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the years ended December 31, 2023 and 2022, the Company incurred $120,000 and $120,000 for such services, respectively. As of December 31, 2023 and December 31, 2022, $290,000 and $170,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying consolidated balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the year ended December 31, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor or any related party.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance contained in ASC 480-10. Such guidance provides that because the forward purchase agreement does not meet the criteria for equity treatment thereunder, the agreement must be recorded as a liability. Accordingly, the Company classifies the forward purchase agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each consolidated balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

On November 27, 2023, the Company, Seller, and AIRO entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the Forward Purchase Agreement. In consideration of the termination of the FPA, ParentCo agreed to issue 50,000 shares of common stock to an entity designated by Seller at the time of the closing of the Business Combination, which shares will have certain demand and piggyback registration rights. At the termination date the Company assessed the fair value of the derivative liability - forward purchase agreement and determined the change in fair value to be immaterial. The derivative liability - forward purchase agreement was extinguished as a result of the Mutual Termination Agreement, and upon the derecognition of the liability, a reduction of $6.3 million was recorded as a gain to accumulated deficit.

Pursuant to the Mutual Termination Agreement, in the event that the closing of the Business Combination does not occur or the Company otherwise fails to make the payment of the 50,000 shares, the Company shall pay or cause to be paid a break-up fee equal to (i) all of Seller’s actual out-of-pocket reasonable and documented fees, costs and expenses relating to the transaction in an amount not to exceed $50,000, plus (ii) $500,000, payable by the Company to the Seller, and (iii) reimbursement of reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Seller or its affiliates in connection with the transaction not to exceed $50,000.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company considered the guidance under ASC 815, Derivatives and Hedging, and determined the consideration shares payment pursuant to the Mutual Termination Agreement described above met the scope exception within ASC 815-10-15-74. As such, the equity-classified contract was accounted for within equity at fair value as determined on the settlement date. The measurement date fair value of $53,100 was determined using the Company’s share price on the settlement date, the number of shares pursuant to the Mutual Termination Agreement, and probability weighted for the Company’s expected percentage of completing its Business Combination.

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

As described in Note 2, on March 23, 2023 the Company entered into the First Polar Fund Convertible Note pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $600,000. The Company on April 25, 2023 entered into the Second Polar Fund Convertible Note, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $800,000. Additionally, the Company on December 6, 2023, entered into the Third Polar Fund Convertible Note, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal of $250,000. As of December 31, 2023 and December 31, 2022, the outstanding balance under the First, Second, and Third Polar Fund Convertible Promissory Notes amounted to an aggregate of $1,650,000 and $0, respectively. The Company recorded $546,809, $729,701, and $228,559 for debt discount upon issuance of the First Polar Fund Convertible Note, Second Polar Fund Convertible Note, and Third Polar Fund Convertible Note, respectively. For the year ended December 31, 2023, the amortization of the discount resulted in total interest expense of $1,370,182 for these loans.

The Company also entered into the Aesther Healthcare Convertible Note on April 4, 2023, pursuant to which Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal of $50,000. As of December 31, 2023 and December 31, 2022, the outstanding balance under the Aesther Healthcare Convertible Note amounted to an aggregate of $50,000 and $0, respectively. The Company recorded a $45,591 debt discount upon issuance of the Aesther Healthcare Convertible Promissory Note. As of December 31, 2023, the amortization of the discount resulted in interest expense of $45,591 for this loan.

For the year ended December 31, 2023, the amortization of the discount resulted in total interest expense of $1,415,773 for all of the Company’s convertible promissory note loans.

The following table presents the aggregate of Convertible Promissory Notes as of December 31, 2023:

Principal value	$1,700,000
Debt discount	(134,887)
Carrying value	$1,565,113

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Convertible Promissory Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders will be entitled to certain demand and “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final date of the prospectus relating to the Initial Public Offering to purchase up to 3,975,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 5, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $6.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. On May 24, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential Business Combination of the Company. Of the total $10,666,250 waived fee, $9,910,904 was recorded as a decrease to accumulated deficit and $755,346 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

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

For the year ended December 31, 2023, the total expenses incurred under the Premium Finance Agreements, covering upfront, monthly and interest payments were $548,665 and are included in general and administrative expenses on the accompanying statements of operations. The total cash disbursements made under the Finance Agreements totaled $545,302 for the year ended December 31, 2023.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7. WARRANTS

As of December 31, 2023 and December 31, 2022, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 6,315,949 and 30,475,000, respectively, of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	44,479,800
Class A ordinary shares subject to possible redemption as of December 31, 2022	309,134,799
Accretion on Class A ordinary shares subject to possible redemption	(241,415,104)
Class A ordinary shares subject to possible redemption as of December 31, 2023	$67,719,662

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. For the year ended December 31, 2023, 24,159,051 Class A ordinary shares were redeemed by shareholders. As of December 31, 2023 and December 31, 2022, there were 6,315,949 and 30,475,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares- There were 7,618,750 shares issued and outstanding as of December 31, 2023 and December 31, 2022.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Cash or Deposit Account	$67,819,662	$67,819,662	$—	$—
Liabilities
Derivative liability – forward purchase agreement	$—	$—	$—	$—
Warrant liability – Public Warrants	$304,750	$—	$304,750	$—
Warrant liability – Private Placement Warrants	$175,000	$—	$175,000	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$309,234,766	$309,234,766	$—	$—
Liabilities
Warrant liability – Public Warrants	$86,854	$86,854	$—	$—
Warrant liability – Private Placement Warrants	$87,500	$—	$87,500	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2022, as the Black-Scholes model used historically did not produce a meaningful result, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The estimated fair value of the Public Warrants transferred from a Level 1 fair value measurement to a Level 2 fair value measurement in the second quarter of 2023 due to limited trading activity observed. There were no other transfers during the years ended December 31, 2023 and 2022.

Level 1 assets include cash, demand deposit account and investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price was available, the fair value of the Public Warrants issued in connection with the Initial Public Offering, the Company utilized Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their inception date:

Forward Purchase Agreement	At June 30, 2023
Exercise price	$10.39
Stock Price	$10.49
Time to Business Combination (years)	3.34
Risk-free rate	4.33%
Volatility rate	4.70%
Probability of completing an initial Business Combination	75%

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date:

Forward Purchase Agreement	At November 27, 2023
Exercise price	$10.53
Stock Price	10.62
Time to Business Combination (years)	2.97
Risk-free rate	4.39%
Volatility rate	4.80%
Probability of completing an initial Business Combination	75%

On November 27, 2023, the Company, Seller, and AIRO entered into a mutual termination agreement (the “Mutual Termination Agreement”) to terminate the Forward Purchase Agreement. Refer above to Note 4 for further discussion of the termination.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Derivative liability - forward purchase agreement at December 31, 2022	$-
Unrealized loss	5,473,232
Fair value as of June 30, 2023	$5,473,232
Unrealized loss	788,496
Fair value as of September 30, 2023	$6,261,728
Unrealized loss	-
Fair value as of November 27, 2023, immediately prior to extinguishment	$6,261,728
Extinguishment of derivative liability - forward purchase agreement (See Note 4)	(6,261,728)
Fair value as of November 27, 2023, upon extinguishment	$-
Unrealized loss	-
Fair value as of December 31, 2023	$-

As discussed in Note 4, the Forward Purchase Agreement was terminated on November 27, 2023 and upon termination, the derivative liability - forward purchase agreement had a fair value of $0 as of December 31, 2023.

KERNEL GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 4, 2024, The Company deposited $150,000 into the Company’s Trust Account for its public shareholders, representing $0.02 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 5, 2024, to August 5, 2024. The Extension is the sixth of up to six-monthly extensions permitted under the Company’s governing documents.

On January 16, 2024, the Parties entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to change the terms under which the AIRO Group Holdings Inc. shareholders and the Sponsor shall have a contingent right to receive the Earnout Shares as additional consideration based on ParentCo’s achievement of certain revenue thresholds. The Second Amendment also amended the termination date pursuant to the original Business Combination agreement, (the “Outside Date”) from August 2, 2023, to August 5, 2024.

On February 1, 2024, the Company held an extraordinary general meeting of its shareholders pursuant to due notice (the “Shareholders Meeting”). At the Shareholders Meeting, the Company’s shareholders entitled to vote at the meeting cast their votes and approved a proposal to amend the Trust Agreement to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association which was also approved by the Company’s shareholders at the meeting. The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2024 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. The Shareholders approved the proposal at the meeting (the “Extension Amendment Proposal”) to change the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock repurchase, reorganization or similar Business Combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such Business Combination, or (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering from February 5, 2024, by up to six (6) one-month extensions to August 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day.

At the Shareholders Meeting, holders of 5,806,608 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate value of $10.80 per share, for an aggregate of approximately $62.7 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $5.5 million.

On February 5, 2024, the Parties entered into the Third Amendment to the Business Combination Agreement (the “Third Amendment”). The Third Amendment amends the Business Combination Agreement amended and removed the previous requirement of the Company to satisfy maintain a minimum of $5,000,001 in net tangible assets at Closing.

On February 5, 2024 the Company received a notice (the “February 5, 2024 Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that the Company is not in compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement. The letter stated that unless the Company requests a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on the Nasdaq Capital Market would be suspended at the opening of business on February 14, 2024. The Company requested a hearing before the Panel to request sufficient time to complete the previously disclosed proposed Business Combination with AIRO Group Holdings. The hearing request made pursuant to the Nasdaq Notice resulted in a stay of any suspension or delisting action, pending the hearing. However, there can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

On February 23, 2024, three accredited investors agreed to loan the Company an aggregate principal of $250,000, (the “February 2024 Convertible Promissory Notes”) $100,000, $100,000, and $50,000 respectively, to be used for a portion of the expenses of the Company in exchange for the issuance of an aggregate 250,000 Class A Common Stock at the closing of a Business Combination (“Share Rights”), or 100,000, 100,000, and 50,000 to each of the investors. At the option of the investors, upon the closing of a Business Combination, the outstanding principal of $250,000 may be converted into a number of Class A Common Stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (25,000 shares). The Convertible Promissory Notes are non-interest bearing and are due within five business days from the date on which we consummate a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination.

On March 5, 2024, the Company issued a press release announcing that they have elected to extend the period of time it has to consummate its initial Business Combination by one month from March 5, 2024 to April 5, 2024 (the “Extension”). The Extension is the second of up to six monthly extensions permitted under the Company’s governing documents.

