Form 10-Q
period 2024-03-31
Kernel Group Holdings, Inc.
filed 2024-05-14
CIK 1832950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 509,341 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,618,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KERNEL GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$804	$804
Prepaid expenses	91,709	27,148
Total current assets	92,513	27,952
Cash and investments held in Trust Account	5,563,640	67,819,662
Total Assets	$5,656,153	$67,847,614

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,931,193	$3,729,095
Accrued expenses and other current liabilities	33,670	50,615
Accrued expenses - related party	320,000	290,000
Promissory notes - related party	2,422,628	2,215,368
Convertible promissory notes, net of discount	1,790,346	1,565,113
Total current liabilities	8,497,837	7,850,191
Warrant liabilities	959,500	479,750
Total Liabilities	9,457,337	8,329,941

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 509,341 and 6,315,949 shares issued and outstanding at approximately $10.73 and $10.72 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	5,463,640	67,719,662

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,618,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023	762	762
Additional paid-in capital	—	—
Accumulated deficit	(9,265,586)	(8,202,751)
Total Shareholders’ Deficit	(9,264,824)	(8,201,989)
Total Liabilities and Shareholders’ Deficit	$5,656,153	$67,847,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KERNEL GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$427,852	$919,365
Administrative fees - related party	30,000	30,000
Loss from operations	(457,852)	(949,365)
Other income (expense):
Unrealized loss from change in fair value of warrant liabilities	(479,750)	(2,704,146)
Income from cash and investments held in Trust Account	321,077	959,464
Interest expense - amortization of debt discount	(204,028)	(32,404)
Interest expense	—	(1,830)
Total other income (expense), net	(362,701)	(1,778,916)
Net loss	$(820,553)	$(2,728,281)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,551,225	17,781,598
Basic and diluted net loss per share, Class A ordinary shares	$(0.08)	$(0.11)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,618,750	7,618,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.08)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KERNEL GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2024
	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	7,618,750	$762	$—	$(8,202,751)	$(8,201,989)
Proceeds allocated to Share Rights of convertible promissory notes	—	—	—	—	228,795	—	228,795
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(228,795)	(242,282)	(471,077)
Net loss	—	—	—	—	—	(820,553)	(820,553)
Balance at March 31, 2024 (unaudited)	—	$—	7,618,750	$762	$—	$(9,265,586)	$(9,264,824)

	THREE MONTHS ENDED MARCH 31, 2023
	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	7,618,750	$762	$—	$(13,574,384)	$(13,573,622)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	546,809	—	546,809
Remeasurement of Class A ordinary shares to redemption amount					(546,809)	(1,012,654)	(1,559,463)
Net loss	—	—	—	—	—	(2,728,281)	(2,728,281)
Balance at March 31, 2023 (unaudited)	—	$—	7,618,750	$762	$—	$(17,315,319)	$(17,314,557)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KERNEL GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(820,553)	$(2,728,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from cash and investments held in Trust Account	(321,077)	(959,464)
Interest expense - amortization of debt discount	204,028	32,404
Unrealized loss from change in fair value of warrant liabilities	479,750	2,704,146
Changes in operating assets and liabilities:
Prepaid expenses	(64,561)	(255,774)
Due from sponsor	—	(281,691)
Accounts payable	202,098	2,211,294
Accrued expenses and other current liabilities	(16,945)	(1,589,700)
Accrued expenses - related party	30,000	30,000
Net cash used in operating activities	(307,260)	(837,066)

Cash Flows from Investing Activities:
Advances to Trust Account	(150,000)	(600,000)
Proceeds from Trust Account for payment to redeeming shareholders	62,727,099	232,542,916
Net cash provided by investing activities	62,577,099	231,942,916

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	207,260	750,000
Proceeds from convertible promissory notes	250,000	600,000
Payment to redeeming shareholders	(62,727,099)	(232,542,916)
Net cash used in financing activities	(62,269,839)	(231,192,916)

Net Change in Cash	—	(87,066)
Cash - Beginning of the period	804	93,095
Cash - End of the period	$804	$6,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, RISKS AND UNCERTAINTIES AND GOING CONCERN

Kernel Group Holdings, Inc. (“Kernel” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity from November 10, 2020 through March 31, 2024 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income, interest income or gains on investments held in a trust account (“Trust Account”) from the proceeds derived from the Initial Public Offering.

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

On December 28, 2022, the Company entered into a purchase agreement with the Original Sponsor and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares of the Company, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time the Company effects the initial Business Combination. The 7,618,750 Class B ordinary shares which the New Sponsor will purchase from the Original Sponsor will include 75,000 Founder Shares transferred by the Original Sponsor to the independent directors and 50,000 Founder Shares transferred by the Original Sponsor to the former advisors, which have been purchased by the New Sponsor and are pending transfer at closing by the exchange agent. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equity holders of the Original Sponsor, as of December 28, 2022, pro rata based on the equity holders’ underlying interest in the Company’s Class B ordinary shares as of December 28, 2022 (see Note 4).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the New Sponsor.

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

The Company’s New Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 42 months (including three six-month extensions) from the closing of the Initial Public Offering, or August 5, 2024 (the “Combination Period”) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. On May 24, 2023, the underwriters agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Charter Amendments and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved a charter amendment (the “February Charter Amendment”), changing the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a Business Combination, (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Public Shares (the “Termination Date”), which was previously February 5, 2023 (the “Extension Amendment Proposal”). The February Charter Amendment allowed the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each, an “Extension,” and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each one-month Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the applicable Extended Deadline (the “Extension Payment”), the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the Extension (after giving effect to redemptions in connection with the approval of the February Charter Amendment by the Company’s shareholders with respect to the first such Extension). In connection with the approval of the Extension Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the February Charter Amendment (the “Trust Amendment Proposal”). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the shareholders meeting, holders of 22,848,122 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the first Extension Payment.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The shareholders of the Company approved the Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “August Charter Amendment”) at the August 3, 2023 shareholders meeting, changing the structure and cost of the Company’s right to extend the Termination Date by up to six (6) one-month Extensions to February 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day (the “Second Extension Amendment Proposal”). To effect each one-month Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental an Extension Payment (after giving effect to redemptions in connection with the approval of the August Charter Amendment) the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s Public Shares outstanding as of the applicable Extended Deadline, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Extension Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the August Charter Amendment (the “Second Trust Amendment Proposal”).

In connection with the approval of the Section Extension Amendment Proposal and the Second Trust Amendment Proposal at the August 3, 2023 shareholders meeting, holders of 1,310,929 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $13.6 million.

On February 1, 2024, the Company held an extraordinary general meeting of its shareholders pursuant to due notice. At the shareholders meeting, the Company’s shareholders entitled to vote at the meeting cast their votes and approved a proposal to amend the Trust Agreement to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination (the “Third Trust Amendment Proposal”) to the procedures in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association which was also approved by the Company’s shareholders at the meeting (the “February Charter Extension Amendment”). The February Charter Extension Amendment allows the Company to extend the Termination Date by up to six (6) one-month Extensions to August 5, 2024 provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day(the “Third Extension Amendment Proposal”).

In connection with the approval of the Third Extension Amendment Proposal and the Third Trust Amendment Proposal at the February 1, 2024 shareholders meeting, holders of 5,806,608 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.80 per share, for an aggregate of approximately $62.7 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $5.6 million, inclusive of Extension Payments, as of March 31, 2024.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On January 5, 2024, the Company deposited $150,000 into the Trust Account to extend the date to consummate a Business Combination.

Proposed Business Combination

On March 3, 2023, the Company entered into an agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings” ), referred to collectively as the Parties (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770.0 million minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75.0 million, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75.0 million exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14.0 million (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall have the contingent right to receive from ParentCo, in the aggregate, up to 33,000,000 additional shares of ParentCo common stock, and the Sponsor shall have the contingent right to receive up to 3,300,000 shares of ParentCo common stock (the “Earnout Shares”). In the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the closing date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the closing date (the “Earnout End Date,” and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42.6 million for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141.4 million for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358.9 million for the first time during the Earnout Eligibility Period, then upon the occurrence of each (i), (ii), and (iii), ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of 6,600,000 Earnout Shares and the Sponsor shall be issued 660,000 Earnout Shares. In the event that ParentCo’s EBITDA for any Earnout Period is (x) less than or equal to negative $19.3 million for the first time during the Earnout Eligibility Period, (y) greater than or equal to $4.0 million for the first time during the Earnout Eligibility Period and (z) greater than or equal to $98.6 million for the first time during the Earnout Eligibility Period, then upon the occurrence of each (x), (y), and (z), ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of 4,400,000 Earnout Shares and the Sponsor shall be issued 440,000 Earnout Shares.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In addition, unless waived by AIRO Group Holdings, the obligations of AIRO Group Holdings to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Kernel of the related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of Kernel being true and correct as of the date of the Business Combination Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) Kernel having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the closing; (iii) absence of any material adverse effect with respect to Kernel since the date of the Business Combination Agreement which is continuing and uncured; (iv) the replacement of the replacement warrants and replacement options; (v) at the closing, Kernel having $50.0 million in unencumbered cash, including funds remaining in the Trust Account (after giving effect to the completion and payment of any redemptions and any transaction expenses) and the proceeds of the private investment in public equity or convertible note investments, fifty percent (50%) of any net cash proceeds of any capital investment raise and/or convertible debt raise conducted by the Company during the period beginning on the effective date of the Business Combination and ending on the closing date, and any net cash proceeds of any executed agreements regarding a capital investment raise and/or convertible debt raise conducted by Kernel or ParentCo in which such cash proceeds are required to be paid to ParentCo during the thirty (30) day period beginning on the closing date.

Finally, unless waived by Kernel, the obligations of Kernel to consummate the Transaction are subject to the satisfaction of the following additional closing conditions, in addition to the delivery by Kernel of the related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of AIRO Group Holdings being true and correct as of the date of the Business Combination Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) AIRO Group Holdings having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with by them on or prior to the date of the closing; (iii) absence of any material adverse effect with respect to AIRO Group Holdings and its subsidiaries on a consolidated basis since the date of the Business Combination Agreement which is continuing and uncured; (iv) delivery of AIRO’s 2022 audited financials statements within 60 days of the Business Combination Agreement’s signing; (v) the completion of Kernel’s legal due diligence of AIRO Group Holdings and its subsidiaries to Kernel’s reasonable satisfaction; (vi) the replacement of the replacement warrants and replacement options; and (vii) the aggregate amount of all indebtedness of the target companies due earlier than 180 days after the closing (less Company cash at closing) is less than $50.0 million.

On August 29, 2023, the Parties entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment amends the Business Combination Agreement to make certain changes to the earnout provisions to fix the number of Earnout Shares that can be granted in each Earnout Period based on a $10.00 per share price.

On January 16, 2024, the Parties entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to change the terms under which the AIRO Group Holdings shareholders and the Sponsor shall have a contingent right to receive the Earnout Shares as additional consideration based on ParentCo’s achievement of certain revenue thresholds. The Second Amendment also amended the termination date pursuant to the original Business Combination Agreement, from August 2, 2023 to August 5, 2024.

On February 5, 2024, the Parties entered into the Third Amendment to the Business Combination Agreement (the “Third Amendment”). The Third Amendment amends the Business Combination Agreement and removed the previous requirement of the Company to satisfy maintain a minimum of $5.0 million in net tangible assets at closing.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Risks and Uncertainties

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

The impact of these conflicts on the world economy is not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

As a result of political tensions in the Middle East and the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of March 31, 2024, the Company had $804 in its operating bank account and a working capital deficit of approximately $8.4 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of $77,000 from the Original Sponsor under a note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the promissory notes of $2.5 million, and Convertible Promissory Notes (as defined below) of approximately $2.0 million. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2024. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s management plans to complete a Business Combination prior to the mandatory liquidation date.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial consolidated statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 or December 31, 2023.

Cash and Investments Held in Trust Account

Until February 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. In February 2023, the Company transferred the funds in the Trust Account into cash. In July 2023, the Company instructed Continental to instead hold the funds in the Trust Account in an interest-bearing demand deposit account, and in August 2023, the Company transferred the Trust Account funds to an interest-bearing demand deposit account. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three months ended March 31, 2024, $62.7 million was paid to redeeming shareholders. At March 31, 2024 and December 31, 2023, the cash held in the Trust Account totaled approximately $5.6 million and cash and investments held in the Trust Account totaled approximately $67.8 million, respectively.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements” (“ASC 820”), equals or approximates the carrying amounts represented in the consolidated balance sheets, except for warrant liabilities (see Note 10).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of warrants issued in connection with the Private Placement has been measured by using the market value of the Public Warrants (as defined below). The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the derivative liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company’s public and private warrant liabilities (see Notes 7 and 10) are classified as derivatives in the condensed consolidated balance sheets with changes in the fair value recognized in the condensed consolidated statements of operations.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Convertible Promissory Notes

On March 23, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal amount of $600,000 (the “First Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 600,000 Class A common stock at the closing of a Business Combination (“Share Rights”). At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $600,000 at March 31, 2024 may be converted into shares of Class A common stock at a rate of one Class A common stock for each $10 of additional capital contribution (60,000 shares).

On April 4, 2023, Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal amount of $50,000 (“the Aesther Healthcare Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 50,000 Share Rights. At the option of Aesther Healthcare Sponsor, upon the closing of a Business Combination, the outstanding principal of $50,000 at March 31, 2024 may be converted into shares of Class A common stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (5,000 shares).

On April 25, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal amount of $800,000 (the “Second Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 800,000 Share Rights. At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $800,000 at March 31, 2024 may be converted into shares of Class A common stock at a rate of one Class A common stock for each $10 of additional capital contribution (80,000 shares).

On December 6, 2023, Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal amount of $250,000 (the “Third Polar Fund Convertible Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of 250,000 Share Rights. At the option of Polar Multi-Strategy Master Fund, upon the closing of a Business Combination, the outstanding principal of $250,000 at March 31, 2024 may be converted into shares of Class A common stock at a rate of one Class A Common Stock for each $10 of additional capital contribution (25,0000 shares).

On February 23, 2024, three accredited investors (RLH SPAC Fund LP, TQ Master Fund LP and Sternstar LLC) agreed to loan the Company an aggregate principal amount of $250,000 ($100,000 pursuant to the RLH SPAC Fund convertible note, $100,000 pursuant to the TQ Master Fund convertible note, and $50,000 pursuant to the Sternstar convertible note), to be used for a portion of the expenses of the Company in exchange for the issuance of an aggregate 250,000 Share Rights. At the option of the investors, upon the closing of a Business Combination, the outstanding principal of $250,000 may be converted into shares of Class A common stock at a rate of one Class A common stock for each $10 of additional capital contribution (25,000 shares).

The Convertible Promissory Notes (as defined below) are non-interest bearing and are due within five business days from the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination.

Collectively, the First Polar Fund Convertible Note, the Aesther Healthcare Convertible Note, Second Polar Fund Convertible Note, the Third Polar Fund Convertible Note, the RLH SPAC Fund convertible note, the TQ Master Fund convertible note, and the Sternstar convertible note, are referred to as the Convertible Promissory Notes. The Company accounted for its Share Rights as equity-classified instruments based on an assessment of the Share Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Share Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Share Rights meet all the requirements for equity classification under ASC 815, including whether the Share Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of Share Rights issuance. Both the Convertible Promissory Notes and the Share Rights meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2, “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the two instruments based on their relative fair values. At March 23, 2023, the Company allocated $53,191 of the proceeds to the First Polar Fund Convertible Note and $546,809 for the Share Rights. At April 4, 2023, the Company allocated $4,409 of the proceeds to the Aesther Healthcare Convertible Note and $45,591 for the Share Rights. At April 25, 2023, the Company allocated $70,299 of the proceeds to the Second Polar Fund Convertible Note and $729,701 for the Share Rights. At December 6, 2023, the Company allocated $21,441 of the proceeds to the Third Polar Fund Convertible Note and $228,559 for the Share Rights. At February 23, 2024, the Company allocated $8,482 of the proceeds to the RLH SPAC Fund convertible note and $91,518 for the Share Rights. At February 23, 2024, the Company allocated $8,482 of the proceeds to the TQ Master Fund convertible note, and $91,518 to the Share Rights. At February 23, 2024, the Company allocated $4,241 of the proceeds to the Sternstar convertible note and $45,759 to the Share Rights. The Share Rights are recognized as a debt discount to the Convertible Promissory Notes and accreted through interest expense to the face value of the Convertible Promissory Notes utilizing an effective interest method. At March 31, 2024, the carrying value of the Convertible Promissory Notes (see Note 5) was approximately $1.8 million, reflecting an unamortized discount of $159,654 and at December 31, 2023, the carrying value of the Convertible Promissory Notes (see Note 5) was approximately $1.6 million, reflecting an unamortized discount of $134,887.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as other income (expenses) in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified within the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, the Company had 509,341 and 6,315,949 Class A ordinary shares subject to possible redemption, respectively, that are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2024, 5,806,608 Class A ordinary shares were redeemed by shareholders.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a Business Combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares, nor the effect of the conversion features under the Convertible Promissory Notes to issue up to 195,000 additional Class A ordinary shares, in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss - basic and diluted	$(205,843)	$(614,710)	$(1,909,942)	$(818,339)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	2,551,225	7,618,750	17,781,598	7,618,750

Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$(0.11)	$(0.11)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The ASU introduces a new credit loss methodology, current expected credit losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU. The CECL framework utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods, which generally require that a loss be incurred before it is recognized. The Company adopted this standard on January 1, 2023 and the impact was not material to the unaudited condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted this standard on January 1, 2024 and the impact was not material to the unaudited condensed consolidated financial statements.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 3. INITIAL PUBLIC OFFERING

On February 5, 2021, the Company consummated its Initial Public Offering of 30,475,000 Units, including 3,975,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions. For the three months ended March 31, 2024, 5,806,608 Class A ordinary shares were redeemed by shareholders.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On November 19, 2020, the Original Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 11, 2021, the Company effected a 1 for 1.25 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 5,750,000 to 7,187,500 shares, and the Original Sponsor transferred an aggregate of 75,000 Founder Shares to the independent directors and an aggregate of 50,000 Founder Shares to the former advisors (the number of shares are after the effect of the forward stock split discussed in the next sentence). On February 2, 2021, the Company effected a 1 for 1.06 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 7,187,500 to 7,618,750 shares and resulted in the Original Sponsor holding 7,493,750 Founder Shares. The Original Sponsor agreed to forfeit up to an aggregate of 993,750 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Founder Shares are no longer subject to forfeiture.

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

On December 28, 2022, the Company entered into a purchase agreement with the Original Sponsor and the New Sponsor, pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,750 Class B ordinary shares of the Company, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time the Company effects the initial Business Combination. The 7,618,750 Class B ordinary shares which the New Sponsor will purchase from the Original Sponsor will include 75,000 Founder Shares transferred by the Original Sponsor to the independent directors and 50,000 Founder Shares transferred by the Original Sponsor to the former advisors, which have been purchased by the New Sponsor and are pending transfer at closing by the exchange agent. Upon the closing of the initial Business Combination, the New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equity holders of the Original Sponsor, as of the Effective Date, pro rata based on the equity holders’ underlying interest in the Company’s Class B ordinary shares as of December 28, 2022.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On December 28, 2022, the Original Sponsor transferred all Private Placement Warrants to the exchange agent, and upon closing of a Business Combination, the Private Placement Warrants will be transferred to the New Sponsor.

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

During the year ended December 31, 2023, the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $2.5 million, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the Extension Payments with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of March 31, 2024 and December 31, 2023, the total amount drawn on the Loan Agreements was approximately $2.4 million and $2.2 million, respectively.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 and $30,000 for such services, respectively. As of March 31, 2024 and December 31, 2023, $320,000 and $290,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed consolidated balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three months ended March 31, 2024 and 2023, the Company did not incur or reimburse any Business Combination costs to the Sponsor or any related party.

NOTE 5. DEBT

The Convertible Promissory Notes are non-interest bearing and are due within five business days from the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate a Business Combination. The Convertible Promissory Notes may be converted into Class A common stock at one share for each $10 of additional capital contribution at the option of the investor.

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company complies with ASC Topic 835, “Interest” (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Convertible Promissory Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Convertible Promissory Notes’ maturity date.

As described in Note 2, on March 23, 2023, the Company entered into the First Polar Fund Convertible Note pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal amount of $600,000. The Company on April 25, 2023 entered into the Second Polar Fund Convertible Note, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal amount of $800,000. Additionally, on December 6, 2023, the Company entered into the Third Polar Fund Convertible Note, pursuant to which Polar Multi-Strategy Master Fund agreed to loan the Company an aggregate principal amount of $250,000. As of March 31, 2024 and December 31, 2023, the outstanding balance under the First, Second, and Third Polar Fund Convertible Promissory Notes amounted to an aggregate of approximately $1.7 million. The Company recorded $546,809, $729,701, and $228,559 for debt discount upon issuance of the First Polar Fund Convertible Note, Second Polar Fund Convertible Note, and Third Polar Fund Convertible Note, respectively. For the three months ended March 31, 2024, and the year ended December 31, 2023, the amortization of the discount resulted in total interest expense of $134,887 and $1,370,182 for these loans, respectively.

As described in Note 2, the Company entered into the Aesther Healthcare Convertible Note on April 4, 2023, pursuant to which Aesther Healthcare Sponsor agreed to loan the Company an aggregate principal amount of $50,000. As of March 31, 2024 and December 31, 2023, the outstanding balance under the Aesther Healthcare Convertible Note amounted to an aggregate of $50,000. The Company recorded a $45,591 debt discount upon issuance of the Aesther Healthcare Convertible Promissory Note. As of January 1, 2024, the discount recognized at issuance was fully amortized.

As described in Note 2, on February 23, 2024, three accredited investors (RLH SPAC Fund LP, TQ Master Fund LP and Sternstar LLC) agreed to loan the Company $100,000, $100,000, and $50,000 respectively. For the three months ended March 31, 2024, the outstanding balance for the three accredited investors amounted to an aggregate of $250,000. The Company recorded $69,141 to interest expense for these loans for the three months ended March 31, 2024.

For the three months ended March 31, 2024, the amortization of the discount resulted in total interest expense of $204,028 for all of the Company’s Convertible Promissory Notes. For the three months ended March 31, 2023, the amortization of the discount resulted in interest expense of $32,404.

The following table presents the aggregate of Convertible Promissory Notes as of March 31, 2024:

Principal value	$1,950,000
Debt discount	(159,654)
Carrying value	$1,790,346

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Premium Finance Agreement - D&O Insurance

In order to obtain a public company directors and officers insurance policy (“D&O Insurance”), the Company entered into two agreements with premium financing lenders, whereby the lenders paid the D&O Insurance premium for the Company (“Premium Finance Agreements”). If the Company were to not pay the lenders monthly installment payments, the lenders would cancel the D&O Insurance and the remaining D&O Insurance premium would be returned to the lenders. In addition, if the Company were to cancel the D&O Insurance, the remaining D&O Insurance premium would be returned to the lenders.

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

The total expenses incurred under the Premium Finance Agreements, covering upfront, monthly, and interest payments, were $206,043 during the three months ended March 31, 2023 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The total cash disbursements made under the Finance Agreements for upfront, monthly, and interest payments totaled $438,095 during the three months ended March 31, 2023.

The total expenses incurred for D&O Insurance for the three months ended March 31, 2024 and 2023 were $105,848 and $206,043, respectively are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Total cash disbursements made for D&O Insurance for the three months ended March 31, 2024 and 2023 totaled $105,848 and $438,095, respectively.

NOTE 7. WARRANTS

As of both March 31, 2024 and December 31, 2023, the Company had 15,237,500 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 509,341 and 6,315,949, respectively, of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$304,750,000
Less:
Fair value of Public Warrants at issuance	(23,922,875)
Offering costs allocated to Class A ordinary shares	(16,172,159)
Plus:
Accretion on Class A ordinary shares to redemption value	44,479,800
Class A ordinary shares subject to possible redemption as of December 31, 2022	309,134,766
Redemption of shares	(246,225,327)
Derecognition of deferred underwriting fee payable allocated to Class A ordinary shares	9,910,904
Accretion on Class A ordinary shares subject to possible redemption	(5,100,681)
Class A ordinary shares subject to possible redemption as of December 31, 2023	67,719,662
Redemption of shares	(62,727,099)
Accretion on Class A ordinary shares subject to possible redemption	471,077
Class A ordinary shares subject to possible redemption as of March 31, 2024	$5,463,640

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. For the three months ended March 31, 2024, 5,806,608 Class A ordinary shares were redeemed by shareholders. As of March 31, 2024 and December 31, 2023, there were 509,341 and 6,315,949 Class A ordinary shares outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares - There were 7,618,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023.

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

KERNEL GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Liabilities
Warrant liability – Public Warrants	$609,500	$—	$609,500	$—
Warrant liability – Private Placement Warrants	$350,000	$—	$350,000	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Cash or demand deposit account	$67,819,662	$67,819,662	$—	$—
Liabilities
Warrant liability – Public Warrants	$304,750	$—	$304,750	$—
Warrant liability – Private Placement Warrants	$175,000	$—	$175,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during March 31, 2024 and December 31, 2023.

Level 1 assets include cash, demand deposit account and investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price was available, which was prior to March 2021 for the Public Warrants, and prior to December 2022 for the Private Placement Warrants, the fair value of the Public Warrants issued in connection with the Initial Public Offering was estimated using a Black-Scholes option pricing model. The Company utilized a Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants at each of the relevant reporting periods as described above, with changes in fair value recognized in the condensed consolidated statements of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 5, 2024, the Company elected to extend the period of time it has to consummate its initial Business Combination by one month from April 5, 2024 to May 5, 2024. The Extension is the third of up to six monthly Extensions permitted under the Company’s governing documents.

On May 3, 2024, the Company elected to extend the period of time it has to consummate its initial Business Combination by one month from May 5, 2024 to June 5, 2024. The Extension is the fourth of up to six monthly Extensions permitted under the Company’s governing documents.

On April 4, 2024, the Company entered into a subscription agreement with an investor and the Sponsor to loan an aggregate principal amount of $250,000 (the “April 2024 Convertible Promissory Note”) to be used for a portion of the expenses of the Company in exchange for the issuance of an aggregate of $250,000 Share Rights. At the option of the investor, upon the closing of a Business Combination, the outstanding principal amount of $250,000 may be converted into Class A common stock at a rate of one Class A common stock for each $10 of additional capital contribution (25,000 shares). The April 2024 Convertible Promissory Note is non-interest bearing and due within five business days from the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the April 2024 Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination.

On February 5, 2024, the Company received a notice (the “February 5, 2024 Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with Nasdaq IM-5102-2, which requires that a special purpose acquisition company complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement. With respect to the February 5, 2024 Nasdaq Notice, a hearing on the matter was held on April 11, 2024. On April 19, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 1, 2024 in view of the Company’s substantial steps toward closing its previously announced initial Business Combination with AIRO Group Holdings and its plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.

On May 2, 2024, the Company received a written notice (the “May 2, 2024 Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 32 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rules 5550(b)(2) (the “Market Value Standard”). The Nasdaq also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the May 2, 2024 Notice does not impact the listing of the Company’s securities on The Nasdaq Capital Market at this time.

The May 2, 2024 Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the May 2, 2024 Notice, or until October 29, 2024 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on The Nasdaq Capital Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $35 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter.

If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Kernel Group Holdings, Inc..,” “Kernel,” “our,” “us” or “we” refer to Kernel Group Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor was Kernel Capital Holdings, LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, we consummated our initial public offering (“Initial Public Offering”) of 30,475,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,975,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $304.8 million, and incurring offering costs of approximately $17.4 million, of which approximately $10.7 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

On December 28, 2022, we entered into a purchase agreement with the Original Sponsor, and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. The 7,618,750 Class B ordinary shares which the New Sponsor will purchase from the Original Sponsor will include 75,000 Founder Shares transferred by the Original Sponsor to the independent directors and 50,000 Founder Shares transferred by the Original Sponsor to the former advisors, which have been purchased by the New Sponsor and are pending transfer at closing by the exchange agent. Upon the closing of the initial Business Combination, New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equity holders of the Original Sponsor, as of December 28, 2022, pro rata based on the equity holders’ underlying interest in our Class B ordinary shares as of December 28, 2022.

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

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company.

If we are unable to complete a Business Combination within 42 months (including three six-month extensions) from the closing of the Initial Public Offering, or August 5, 2024 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Charter Amendments and Share Redemptions

In an extraordinary general meeting held on February 3, 2023, shareholders approved the charter amendment (the “February Charter Amendment”), changing the structure and cost of the Company’s right to extend the date by which the Company must (i) consummate a Business Combination, (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Public Shares (the “Termination Date”), which was previously February 5, 2023 (the “Extension Amendment Proposal”). The February Charter Amendment allowed the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2023 (each, an “Extension,” and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To effect each Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the applicable Extended Deadline (the “Extension Payment”) the lesser of (x) $300,000 or (y) $0.06 per share for each of the Company’s publicly held shares outstanding as of the deadline prior to the Extension (after giving effect to redemptions in connection with the approval of the February Charter Amendment by the Company’s shareholders with respect to the first such Extension). In connection with the approval of the Extension Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the February Charter Amendment (the “Trust Amendment Proposal”). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the shareholders meeting, holders of 22,848,122 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.15 per share, for an aggregate of approximately $231.9 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $74.7 million before the first Extension Payment.

The shareholders of the Company approved the Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “August Charter Amendment”) at the August 3, 2023 shareholders meeting, changing the structure and cost of the Company’s right to extend the Termination Date by up to six (6) one-month Extensions to February 5, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day (the “Second Extension Amendment Proposal”). To effect each one-month Extension, the Company, its Sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental an Extension Payment (after giving effect to redemptions in connection with the approval of the August Charter Amendment) the lesser of (x) $150,000 or (y) $0.04 per share for each of the Company’s Public Shares outstanding as of the applicable Extended Deadline, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Extension Amendment Proposal, the shareholders also approved a proposal to amend the Trust Agreement, pursuant to which the Company’s Trust Agreement with Continental was amended to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination to the procedures in the August Charter Amendment (the “Second Trust Amendment Proposal”).

In connection with the approval of the Second Extension Amendment Proposal and the Second Trust Amendment Proposal at the August 3, 2023 shareholders meeting, holders of 1,310,929 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.42 per share, for an aggregate of approximately $13.6 million.

On February 1, 2024, the Company held an extraordinary general meeting of its shareholders pursuant to due notice. At the shareholders meeting, the Company’s shareholders entitled to vote at the meeting cast their votes and approved a proposal to amend the Trust Agreement to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial Business Combination (the “Third Trust Amendment Proposal”) to the procedures in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association which was also approved by the Company’s shareholders at the meeting (the “February Charter Extension Amendment”). The February Charter Extension Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to August 5, 2024 provided that if any Extended Deadline ends on a day that is not a business day (the “Third Extension Amendment Proposal”).

In connection with the approval of the Third Extension Amendment Proposal and the Third Trust Amendment Proposal at the February 1, 2024 shareholders meeting, holders of 5,806,608 of the Company’s Class A ordinary shares exercised their rights to redeem those shares for cash at an approximate price of $10.80 per share, for an aggregate of approximately $62.7 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $5.6 million, inclusive of Extension Payments, as of March 31, 2024.

On each of February 9, 2023, March 7, 2023, April 4, 2023, May 9, 2023, June 6, 2023, and July 5, 2023, the Company deposited $300,000 into the Trust Account, and on each of August 3, 2023, September 5, 2023, October 5, 2023, November 6, 2023, and December 5, 2023, the Company deposited $150,000 into the Trust Account, to extend the date to consummate a Business Combination through March 5, 2023, April 5, 2023, May 5, 2023, June 5, 2023, July 5, 2023, August 5, 2023, September 5, 2023, October 5, 2023, November 5, 2023, December 5, 2023, and January 5, 2024, respectively.

Refer to Note 11 to the unaudited condensed consolidated financial statements for information regarding the Company’s elected Extension on April 5, 2024.

Proposed Business Combination

On March 3, 2023, the Company entered into an agreement by and among the Company, AIRO Group, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“Kernel Merger Sub”), AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo (“AIRO Merger Sub”), the Company’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the Company’s shareholders (the “Seller Representative”), and AIRO Group Holdings, Inc., a Delaware corporation (“AIRO Group Holdings”), referred to collectively as the Parties (as may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, among other things, the Company will change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

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

Following the Domestication, the parties will effect the merger of Kernel Merger Sub with and into the Company, with the Company continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “First Merger”). Immediately following the First Merger, AIRO Merger Sub will merge with and into AIRO Group Holdings, with AIRO Group Holdings, continuing as the surviving entity as a wholly owned subsidiary of ParentCo (the “Second Merger” and the other transactions contemplated by the Business Combination Agreement, together, the “Transaction”).

As consideration for the Second Merger, the holders of AIRO Group Holdings’ securities collectively shall be entitled to receive from ParentCo, in the aggregate, a number of shares of ParentCo common stock with an aggregate value equal to (the “AIRO Merger Consideration”) (a) $770.0 million minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds the target net debt of $75.0 million, by more than $500,000 (but not less than zero), plus (e) the amount, if any, by which the target net debt of $75.0 million exceeds closing net debt, minus (f) the amount, if any, by which the company transaction expenses exceed the target company transaction expenses of $14.0 million (but not less than zero). In addition, holders of AIRO Group Holdings’ securities shall have the contingent right to receive from ParentCo, in the aggregate, up to 33,000,000 additional shares of ParentCo common stock, and the Sponsor shall have the contingent right to receive up to 3,300,000 shares of ParentCo common stock (the “Earnout Shares”). In the event that for any full 12-month period (each an “Earnout Period”) commencing on or after the closing date (the “Earnout Start Date”) and ending on or before the last day of the thirteenth full calendar quarter following the closing date (the “Earnout End Date”, and the period between the Earnout Start Date and the Earnout End Date, the “Earnout Eligibility Period”) ParentCo’s revenue is (i) greater than or equal to $42.6 million for the first time during the Earnout Eligibility Period, (ii) greater than or equal to $141.4 million for the first time during the Earnout Eligibility Period, and (iii) greater than or equal to $358.9 million for the first time during the Earnout Eligibility Period, then upon the occurrence of each (i), (ii), and (iii), ParentCo shall issue to each of the stockholders of AIRO Group Holdings such stockholder’s pro rata share of 6,600,000 Earnout Shares and the Sponsor shall be issued 660,000 Earnout Shares. In the event that ParentCo’s EBITDA for any Earnout Period is (x) less than or equal to negative $19.3 million for the first time during the Earnout Eligibility Period, (y) greater than or equal to $4.0 million for the first time during the Earnout Eligibility Period and (z) greater than or equal to $98.6 million for the first time during the Earnout Eligibility Period, then upon the occurrence of each of (x), (y), and (z), ParentCo shall issue to each of the stockholders of AIRO Group Holding such stockholder’s pro rata share of 4,400,000 Earnout Shares and the Sponsor shall be issued 440,000 Earnout Shares.

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

In addition, unless waived by AIRO Group Holdings, the obligations of AIRO Group Holdings to consummate the Transaction are subject to the satisfaction of the following additional closing conditions, in addition to the delivery by Kernel of the related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of Kernel being true and correct as of the date of the Business Combination Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) Kernel having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the closing; (iii) absence of any material adverse effect with respect to Kernel since the date of the Business Combination Agreement which is continuing and uncured; (iv) the replacement of the replacement warrants and replacement options; (v) at the closing, Kernel having $50.0 million in unencumbered cash, including funds remaining in the Trust Account (after giving effect to the completion and payment of any redemptions and any transaction expenses) and the proceeds of the private investment in public equity or convertible note investment, fifty percent (50%) of any net cash proceeds of any capital investment raise and/or convertible debt raise conducted by the Company during the period beginning on the effective date of the Business Combination and ending on the closing date, and any net cash proceeds of any executed agreements regarding a capital investment raise and/or convertible debt raise conducted by Kernel or ParentCo in which such cash proceeds are required to be paid to ParentCo during the thirty (30) day period beginning on the closing date.

Finally, unless waived by Kernel, the obligations of Kernel to consummate the Transaction are subject to the satisfaction of the following additional closing conditions, in addition to the delivery by Kernel of the related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of AIRO Group Holdings being true and correct as of the date of the Business Combination Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) AIRO Group Holdings having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with by them on or prior to the date of the closing; (iii) absence of any material adverse effect with respect to AIRO Group Holdings and its subsidiaries on a consolidated basis since the date of the Business Combination Agreement which is continuing and uncured; (iv) delivery of AIRO’s 2022 audited financial statements within 60 days of the Business Combination Agreement’s signing; (v) the completion of Kernel’s legal due diligence of AIRO Group Holdings and its subsidiaries to Kernel’s reasonable satisfaction; (vi) the replacement of the replacement warrants and replacement options; and (vii) the aggregate amount of all indebtedness of the target companies due earlier than 180 days after the closing (less Company cash at closing) is less than $50.0 million.

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

On January 16, 2024, the Parties entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to change the terms under which the AIRO Group Holdings shareholders and the Sponsor shall have a contingent right to receive the Earnout Shares as additional consideration based on ParentCo’s achievement of certain revenue thresholds. The Second Amendment also amended the termination date pursuant to the original Business Combination Agreement, from August 2, 2023 to August 5, 2024.

On February 5, 2024, the Parties entered into the Third Amendment to the Business Combination Agreement (the “Third Amendment”). The Third Amendment amends the Business Combination Agreement and removed the previous requirement of the Company to satisfy maintain a minimum of $5.0 million in net tangible assets at closing.

Nasdaq Delisting Notice

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

A hearing on the matter was held on April 11, 2024. On April 19, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 1, 2024 in view of the Company’s substantial steps toward closing its previously announced initial business combination with AIRO Group Holdings and its plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market. However, there can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

Liquidity, Capital Resources, and Going Concern

For the three months ended March 31, 2024, net cash used in operating activities was $307,260, which was due to our net loss of $820,553, and income from cash and investments held in the Trust Account of $321,077, partially offset by an unrealized loss on changes in the fair value of warrant liabilities of $479,750, interest expense for amortization of debt discount of $204,028, and changes in working capital of $150,592.

For the three months ended March 31, 2023, net cash used in operating activities was $837,066, which was due to our net loss of approximately $2.7 million, and income from cash and investments held in the Trust Account of $959,464, partially offset by an unrealized loss on changes in the fair value of warrant liabilities of approximately $2.7 million, amortization of debt discount of $32,404, and changes in working capital of $114,129.

For the three months ended March 31, 2024, net cash provided by investing activities of approximately $62.6 million included the proceeds from cash proceeds from the Trust Account of approximately $62.7 million to pay redeeming shareholders, partially offset by the investment of advances to the Trust Account of $150,000 in connection with the Extension Payments.

For the three months ended March 31, 2023, net cash provided by investing activities was approximately $231.9 million which was primarily due to proceeds received from the Trust Account for payment to redeeming shareholders of approximately $232.5 million, partially offset by advances to the Trust Account of $600,000.

For the three months ended March 31, 2024, net cash used in financing activities of approximately $62.3 million included payments to redeeming shareholders of approximately $62.7 million, partially offset by proceeds from related party promissory notes of $207,260 and convertible promissory notes of $250,000.

For the three months ended March 31, 2023, net cash used in financing activities was approximately $231.2 million which was a result of a payment to redeeming shareholders of approximately $232.5 million, partially offset by proceeds from a related party promissory note of $750,000 and convertible promissory notes of $600,000.

As of March 31, 2024, we had $804 in our operating bank account and a working capital deficit of approximately $8.4 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Original Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined below), a loan of $77,000 from the Original Sponsor under a note, certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account, the promissory notes of $2.5 million, and convertible promissory notes of approximately $2.0 million. The Company repaid $77,000 of the loan from the Original Sponsor in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Management has determined in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2024. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s management plans to complete a Business Combination prior to the mandatory liquidation date.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of our unaudited condensed consolidated financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of our unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2024 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2024, we had a net loss of $820,553, which consisted of $427,852 in general and administrative expenses and $30,000 of related party administrative fees, an unrealized loss of $479,750 resulting from the change in fair value of warrant liabilities, and $204,028 in amortization of debt discount, partially offset by $321,077 of income from investments held in the Trust Account.

For the three months ended March 31, 2023, we had net loss of approximately $2.7 million, which consisted of a non-operating loss of approximately $2.7 million resulting from the unrealized loss from change in fair value of warrant liabilities, amortization of debt discount of $32,404, interest expense of $1,830, $919,365 in general and administrative expenses and $30,000 of related party administrative fees partially offset by $959,464 of income from investments held in the Trust Account.

Related Party Transactions

Founder Shares

On November 19, 2020, the Original Sponsor paid an aggregate of $25,000 for certain expenses on behalf of us in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 11, 2021, we effected a 1 for 1.25 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 5,750,000 to 7,187,500 shares, and the Original Sponsor transferred an aggregate of 75,000 Founder Shares to the independent directors and an aggregate of 50,000 Founder Shares to the former advisors (the number of shares are after the effect of the forward stock split discussed in the next sentence). On February 2, 2021, we effected a 1 for 1.06 forward stock split of the Founder Shares that increased the number of outstanding Founder Shares from 7,187,500 to 7,618,750 shares and resulted in the Original Sponsor holding 7,493,750 Founder Shares. The Original Sponsor agreed to forfeit up to an aggregate of 993,750 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or was reduced, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. On February 5, 2021, the underwriter fully exercised its over-allotment option; thus, these 993,750 Founder Shares are no longer subject to forfeiture.

The holder of the Founder Shares prior to the Initial Public Offering agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On December 28, 2022, we entered into a purchase agreement with the Original Sponsor and VKSS Capital, LLC, a Delaware corporation (the “New Sponsor” or “Sponsor”), pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 7,618,500 Class B ordinary shares, par value $0.0001 per share and 8,750,000 Private Placement Warrants, each of which is exercisable to purchase one Class A ordinary share, par value $0.0001 per share, for an aggregate purchase price of $1.00 payable at the time we effect the initial Business Combination. The 7,618,750 Class B ordinary shares which the New Sponsor will purchase from the Original Sponsor will include 75,000 Founder Shares transferred by the Original Sponsor to the independent directors and 50,000 Founder Shares transferred by the Original Sponsor to the former advisors, which have been purchased by the New Sponsor and are pending transfer at closing by the exchange agent. Upon the closing of the initial Business Combination, the New Sponsor shall also convey 2,000,000 Class B ordinary shares to the equity holders of the Original Sponsor, as of December 28, 2022, pro rata based on the equity holders’ underlying interest in our Class B ordinary shares as of December 28, 2022.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Original Sponsor, generating gross proceeds of approximately $8.8 million.

On December 28, 2022, the Original Sponsor transferred all Private Placement Warrants to the exchange agent and upon closing of a Business Combination, the Private Placement Warrants will be transferred to the New Sponsor.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, we had no borrowings under the Working Capital Loans.

During the three months ended March 31, 2024, the Company entered into loan agreements with eleven investors and the Sponsor (the “Loan Agreements”). Pursuant to the Loan Agreements, the investors loaned the Sponsor a total of $2.5 million, which will in turn be loaned by the Sponsor to the Company, to cover a portion of the Extension Payments with any remaining balance to be used for the Company’s working capital. The Loan Agreements accrue 8% interest per annum and shall be repaid upon closing the initial Business Combination. The Company intends to pay all principal under the Loan Agreements and shall not be responsible for the payment of any interest on the loans. As of March 31, 2024, the total amount drawn on the Loan Agreements was approximately $2.4 million.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, we agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 for such services. As of March 31, 2024 and December 31, 2023, $320,000 and $290,000 were outstanding, respectively, and included in accrued expenses – related party as reflected in the accompanying condensed consolidated balance sheets.

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

Critical Accounting Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified within the shareholders’ deficit section of our condensed consolidated balance sheets. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, we had 30,475,000 Class A ordinary shares subject to possible redemption, that were presented as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets. For the three months ended March 31, 2024, 5,806,608 Class A ordinary shares were redeemed by shareholders.

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

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a Business Combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 23,987,500 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted this standard on January 1, 2024 and the impact was not material to the unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and (iii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 19, 2023, the Company was served with a lawsuit by KPMG AG Wirtschaftsprüfungsgesellschaft (“KPMG Germany”). KPMG Germany asserted claims against the Company for unpaid fees incurred by the Company for KPMG Germany’s transaction advice in 2021 in the amount of $758,282.35 (the “Claim”). The Claim is being brought in Germany in the District Court of Frankfurt am Main Chamber for Commercial Affairs, Regional Court of Urbach. On September 21, 2023, the Regional Court of Urbach set the amount in dispute at $736,690.70. As of March 31, 2024, there have been no material developments with respect to the Claim.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2024. We may disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) As previously reported, on November 19, 2020, our Original Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001.

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

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated March 3, 2023, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 6, 2023)
2.2	First Amendment to Business Combination Agreement, dated as of August 29, 2023, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2023)
2.3	Second Amendment to Business Combination Agreement, dated as of January 16, 2024, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to the registrant’s Form 8-K, Exhibit 2.1, filed with the SEC on January 16, 2024)
2.4	Third Amendment to Business Combination Agreement, dated as of February 5, 2024, by and among Kernel Group Holdings, Inc., AIRO Group, Inc., Kernel Merger Sub, Inc., AIRO Merger Sub, Inc., VKSS Capital, LLC, Seller Representative, and AIRO Group Holdings, Inc. (incorporated by reference to the registrant’s Form 8-K, Exhibit 2.1, filed with the SEC on February 6, 2024)
3.1	Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 5, 2021)
3.2	Amendment to the Amended and Restated Articles of Association of the Company dated August 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 4, 2023)
3.3	Amendment to the Amended and Restated Articles of Association of the Company dated February 1, 2024. (incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed with the SEC on February 6, 2024)
4.1	Warrant Agreement, dated February 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 5, 2021)
10.1	Amendment No. 3 to Investment Management Trust Agreement dated February 1, 2024 by and between Kernel Group Holdings, Inc. and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 6, 2024).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2024	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2024	KERNEL GROUP HOLDINGS, INC.

	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

